Form 10-Q
period 2023-09-30
MEDALLION FINANCIAL CORP
filed 2023-11-06
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 3, 2023, was 23,363,731.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.6 billion and $2.3 billion as of September 30, 2023 and December 31, 2022, respectively.

We conduct our business through various wholly-owned subsidiaries including:

•
Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits and conducts other banking activities;
•
Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which operates a mezzanine financing business;
•
Medallion Funding LLC, or Medallion Funding, an SBIC, historically our primary taxi medallion lending company; and
•
Freshstart Venture Capital Corp., or Freshstart, an SBIC which historically originated and serviced taxi medallion and commercial loans.

Our consolidated balance sheet as of September 30, 2023, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three and nine months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2023 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$37,472	$33,172
Federal funds sold	90,170	72,426
Investment securities	53,175	48,492
Equity investments	10,542	10,293
Loans	2,203,038	1,916,953
Allowance for credit losses	(79,133)	(63,845)
Net loans receivable	2,123,905	1,853,108
Goodwill	150,803	150,803
Intangible assets, net	20,952	22,035
Loan collateral in process of foreclosure (1)	15,923	21,819
Accrued interest receivable	13,593	12,613
Property, equipment, and right-of-use lease asset, net	13,278	13,168
Income tax receivable	—	2,095
Other assets	28,814	19,855
Total assets	$2,558,627	$2,259,879
Liabilities
Deposits (2)	$1,855,096	$1,607,110
Long-term debt (3)	218,137	214,320
Short-term borrowings	18,489	5,000
Deferred tax liabilities, net	23,131	26,753
Operating lease liabilities	7,075	8,408
Accrued interest payable	4,624	4,790
Income tax payable	2,866	—
Accounts payable and accrued expenses (4)	31,947	22,974
Total liabilities	2,161,365	1,889,355
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 28,965,885 shares at September 30, 2023 and 28,663,827 shares at December 31, 2022 issued)	290	287
Additional paid in capital	286,782	283,663
Treasury stock (5,602,154 shares at September 30, 2023 and December 31, 2022)	(45,538)	(45,538)
Accumulated other comprehensive loss	(4,960)	(3,349)
Retained earnings	91,900	66,673
Total stockholders’ equity	328,474	301,736
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	397,262	370,524
Total liabilities and equity	$2,558,627	$2,259,879
Number of shares outstanding	23,363,731	23,061,673
Book value per share	$14.06	$13.08
(1)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $6.2 million as of September 30, 2023 and $7.5 million as of December 31, 2022.
(2)
Includes $4.1 million and $3.8 million of deferred financing costs as of September 30, 2023 and December 31, 2022. Refer to Note 5 for more details.
(3)
Includes $4.1 million and $3.2 million of deferred financing costs as of September 30, 2023 and December 31, 2022. Refer to Note 5 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.2 million as of both September 30, 2023 and December 31, 2022. Refer to Note 6 for more details.
(5)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Interest and fees on loans	$64,608	$50,955	$179,407	$140,759
Interest and dividends on investment securities	1,278	739	4,048	1,349
Total interest income (1)	65,886	51,694	183,455	142,108
Interest on deposits	13,432	6,240	33,360	15,306
Interest on long-term debt	2,901	3,414	8,694	9,952
Interest on short-term borrowings	769	—	2,325	—
Total interest expense	17,102	9,654	44,379	25,258
Net interest income	48,784	42,040	139,076	116,850
Provision for credit losses	14,532	10,047	27,045	21,046
Net interest income after provision for credit losses	34,252	31,993	112,031	95,804
Other income (loss)
Gain on sale of loans and taxi medallions	1,417	518	4,578	5,061
Gain (loss) on equity investments	2,180	(1,123)	2,189	2,985
Write-down of loan collateral in process of foreclosure	(30)	(94)	(303)	(608)
Other income	739	468	1,868	1,217
Total other income (loss), net	4,306	(231)	8,332	8,655
Other expenses
Salaries and employee benefits	9,630	8,411	27,805	23,709
Loan servicing fees	2,501	2,159	7,084	6,231
Collection costs	1,583	1,593	4,729	3,935
Professional fees	1,148	3,722	4,223	12,106
Rent expense	629	629	1,855	1,764
Regulatory fees	1,021	610	2,484	1,621
Amortization of intangible assets	361	359	1,084	1,082
Other expenses	2,216	1,926	7,220	5,807
Total other expenses	19,089	19,409	56,484	56,255
Income before income taxes	19,469	12,353	63,879	48,204
Income tax provision	6,727	3,205	18,582	12,892
Net income after taxes	12,742	9,148	45,297	35,312
Less: income attributable to the non-controlling interest	1,512	1,512	4,536	4,535
Total net income attributable to Medallion Financial Corp.	$11,230	$7,636	$40,761	$30,777
Basic net income per share	$0.50	$0.33	$1.81	$1.28
Diluted net income per share	$0.48	$0.32	$1.77	$1.26
Weighted average common shares outstanding
Basic	22,596,982	23,154,775	22,469,968	24,020,058
Diluted	23,392,901	23,510,645	23,067,944	24,332,776
(1)
Included in interest income is $0.4 million and $1.1 million of paid-in-kind interest for the three and nine months ended September 30, 2023 and $0.2 million and $0.5 million for the three and nine months ended September 30, 2022.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income after taxes	$12,742	$9,148	$45,297	$35,312
Other comprehensive loss, net of tax	(1,211)	(1,461)	(1,611)	(4,596)
Total comprehensive income	11,531	7,687	43,686	30,716
Less comprehensive income attributable to the non-controlling interest	1,512	1,512	4,536	4,535
Total comprehensive income attributable to Medallion Financial Corp.	$10,019	$6,175	$39,150	$26,181

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	15,361	—	15,361	1,512	16,873
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,034	—	—	—	—	1,036	—	1,036
Issuance of restricted stock, net	304,749	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Forfeiture of restricted stock, net	(9,843)	—	—	—	—	—	—	—	—	—
Exercise of stock options	44,583	—	292	—	—	—	—	292	—	292
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,863)	—	(1,863)	—	(1,863)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	506	506	—	506
Balance at March 31, 2023	28,912,147	$289	$284,221	(5,602,154)	$(45,538)	$70,236	$(2,843)	$306,365	$68,788	$375,153
Net income	—	—	—	—	—	14,170	—	14,170	1,512	15,682
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,214	—	—	—	—	1,214	—	1,214
Issuance of restricted stock, net	11,734	—	—	—	—	—	—	—	—	—
Exercise of stock options	283	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(204)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	23,211	—	—	—	—	—	—	—	—	—
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,867)	—	(1,867)	—	(1,867)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(906)	(906)	—	(906)
Balance at June 30, 2023	28,947,171	$289	$285,435	(5,602,154)	$(45,538)	$82,539	$(3,749)	$318,976	$68,788	$387,764
Net income	—	—	—	—	—	11,230	—	11,230	1,512	12,742
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,232	—	—	—	—	1,232	—	1,232
Exercise of stock options	18,840	1	115	—	—	—	—	116	—	116
Forfeiture of restricted stock, net	(126)	—	—	—	—	—	—	—	—	—
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,869)	—	(1,869)	—	(1,869)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,211)	(1,211)	—	(1,211)
Balance at September 30, 2023	28,965,885	$290	$286,782	(5,602,154)	$(45,538)	$91,900	$(4,960)	$328,474	$68,788	$397,262

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

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$45,297	$35,312
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	27,045	21,046
Paid-in-kind interest income	(1,086)	(528)
Depreciation and amortization	3,878	4,408
Amortization of origination fees, net	7,279	7,184
Increase in deferred and other tax liabilities, net	5,116	5,335
Net change in value of loan collateral in process of foreclosure	6,673	3,806
Net realized loss (gains) on sale of investments	3,136	(2,985)
Stock-based compensation expense	3,482	2,495
Increase in accrued interest receivable	(980)	(1,338)
Increase in other assets	(13,033)	(5,641)
Increase in accounts payable and accrued expenses	7,500	9,858
(Decrease) increase in accrued interest payable	(166)	37
Net cash provided by operating activities	94,141	78,989
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(805,048)	(806,788)
Proceeds from principal receipts, sales, and maturities of loans	471,917	414,760
Purchases of investments	(10,169)	(18,658)
Proceeds from principal receipts, sales, and maturities of investments	467	11,970
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	14,607	17,952
Net cash used for investing activities	(328,226)	(380,764)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	683,568	676,264
Repayments of time deposits and funds borrowed	(417,084)	(371,800)
Cash dividends paid on common stock	(5,459)	(5,766)
Distributions to non-controlling interests	(4,536)	(4,535)
Payment of withholding taxes on net settlement of vested stock	(768)	—
Treasury stock repurchased	—	(18,822)
Proceeds from the exercise of stock options	408	152
Net cash provided by financing activities	256,129	275,493
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,044	(26,282)
Cash and cash equivalents, beginning of period (1)	105,598	124,484
Cash and cash equivalents, end of period (1)	$127,642	$98,202
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$42,054	$23,177
Cash paid during the period for income taxes	12,822	5,786
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$15,384	$8,659
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or MCI, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or FSVC, an SBIC that historically originated and serviced taxi medallion and commercial loans. MCI, MFC, and FSVC, as SBICs, are regulated by the Small Business Administration, or SBA. MCI and FSVC are financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at September 30, 2023, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

The Company’s investment in the Bank is consolidated for financial statement purposes. In the notes to the consolidated financial statements included in its Annual Report on Form 10-K, the Company presents its investment in the Bank. Beginning with its financial statements for the year ended December 31, 2022, the presentation was revised to include the preferred equity and applicable non-controlling interest in the Bank to provide a fuller scope of the underlying investment.As the Company’s investment in the Bank is eliminated in consolidation this change in presentation did not have an impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of September 30, 2023, cash includes $1.3 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10.5 million and $10.3 million at September 30, 2023 and December 31, 2022, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. As of September 30, 2023, a cumulative impairment of $3.4 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of both September 30, 2023 and December 31, 2022, the fair value of these securities were $1.7 million and are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity securities	$(54)	$(77)	$(54)	$(229)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(54)	$(77)	$(54)	$(229)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at both September 30, 2023 and December 31, 2022, and less than $0.1 million was amortized to interest income for each of the three and nine months ended September 30, 2023 and 2022. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, we do not maintain an allowance for credit losses for accrued interest receivable.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2023 and December 31, 2022, net loan origination costs were $41.0 million and $34.9 million. Net amortization to income was $2.2 million and $6.5 million for the three and nine months ended September 30, 2023 and was $2.3 million and $6.8 million for the three and nine months ended September 30, 2022.

Interest income is recorded on the accrual basis. Taxi medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio is typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Consumer loans are placed on nonaccrual when they become 90 days past due and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $7.0 million at September 30, 2023, or 0.32% of the total loan portfolio, compared to $8.9 million, or 0.47%, at December 31, 2022. Beginning in the first quarter of 2023, the Company began charging off recreation loans at the point when borrowers filed for bankruptcy. This change resulted in approximately $2.5 million of loans being charged off in the first quarter of 2023.

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

Loan collateral in process of foreclosure primarily includes taxi medallion loans that have reached 120 days past due and have been charged-down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. For New York City taxi medallion loans in the process of foreclosure, the Company continued to utilize a net value of $79,500 when assessing net realizable value for these taxi medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The "loan collateral in the process of foreclosure" designation reflects that the collection activities on these loans have transitioned from working with the borrower, to the liquidation of the collateral securing the loans.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $15.6 million at September 30, 2023 and $19.5 million at December 31, 2022. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of September 30, 2023 and December 31, 2022.

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with a lifetime expected loss methodology using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss, or CECL, methodology. For consumer loans, the Company uses historical delinquency and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. The Company evaluates each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For taxi medallion loans, the Company maintains specific reserves adjusting the carrying amount of loans down to net collateral value. The allowance is evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance.

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

Prior to January 1, 2023, the Company used historical delinquency and actual loss rates with a three-year look-back period for taxi medallion loans and a one-year look-back period for recreation and home improvement loans and used historical loss experience and other projections for commercial loans. The allowance was evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation was inherently subjective, as it required estimates that were susceptible to significant revision as more information became available.

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of September 30, 2023 and December 31, 2022, the Company had goodwill of $150.8 million, all of which related to the Bank. As of September 30, 2023 and December 31, 2022, the Company had intangible assets of $21.0 million and $22.0 million. Amortization expense on the intangible assets for the three and nine months ended September 30, 2023 and 2022 was $0.4 million and $1.1 million. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2022, concluding that there was no impairment of these assets.

The following table details the intangible assets as of the dates presented:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Brand-related intellectual property	$15,950	$16,775
Home improvement contractor relationships	5,002	5,260
Total intangible assets	$20,952	$22,035

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2023 and was $0.7 million and $2.0 million for the three and nine months ended September 30, 2022. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $8.2 million and $7.0 million as of September 30, 2023 and December 31, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Net income available to common stockholders	$11,230	$7,636	$40,761	$30,777
Weighted average common shares outstanding applicable to basic EPS	22,596,982	23,154,775	22,469,968	24,020,058
Effect of restricted stock grants	481,197	307,318	413,682	238,621
Effect of dilutive stock options	183,274	48,552	125,319	74,097
Effect of performance share units	131,448	—	58,975	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,392,901	23,510,645	23,067,944	24,332,776
Basic net income per share	$0.50	$0.33	$1.81	$1.28
Diluted net income per share	0.48	0.32	1.77	1.26

Potentially dilutive common shares excluded from the above calculations aggregated 9,000 and 657,579 shares as of September 30, 2023 and 2022.

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

During the nine months ended September 30, 2023 and 2022, the Company issued 316,483 and 383,925 restricted shares of stock-based compensation awards, 296,444 and 0 performance stock units, and 83,158 and 129,638 restricted stock units or shares of other stock-based compensation awards. The Company recognized $1.2 million and $3.5 million, or $0.05 and $0.15 per share, for the three and nine months ended September 30, 2023, and $1.0 million and $2.5 million, or $0.04 and $0.10 per diluted common share, for the three and nine months ended September 30, 2022, of non-cash stock-based compensation expense related to the grants. As of September 30, 2023, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $5.4 million, which is expected to be recognized over the next 10 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of September 30, 2023, the Bank’s Tier 1 leverage ratio was 16.1%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	September 30, 2023	December 31, 2022
Common equity tier 1 capital			$283,342	$242,049
Tier 1 capital			352,130	310,837
Total capital			379,754	334,913
Average assets			2,190,234	1,917,904
Risk-weighted assets			2,162,430	1,888,530
Leverage ratio (1)	4.0%	5.0%	16.1%	16.2%
Common equity tier 1 capital ratio (2)	7.0	6.5	13.1	12.8
Tier 1 capital ratio (3)	8.5	8.0	16.3	16.5
Total capital ratio (3)	10.5	10.0	17.6	17.7
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

In the table above, the minimum risk-based ratios as of September 30, 2023 and December 31, 2022 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both September 30, 2023 and December 31, 2022.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update seek to clarify or improve disclosure and presentation requirements. The Company is assessing the impact of the update on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of September 30, 2023 and December 31, 2022:

September 30, 2023 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$45,300	$—	$(6,344)	$38,956
State and municipalities	13,733	12	(1,650)	12,095
Agency bonds	2,189	—	(65)	2,124
Total	$61,222	$12	$(8,059)	$53,175

December 31, 2022 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$43,286	$—	$(4,933)	$38,353
State and municipalities	11,015	13	(889)	10,139
Total	$54,301	$13	$(5,822)	$48,492

The amortized cost and estimated market value of investment securities at September 30, 2023 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2023 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,429	$2,341
Due after one year through five years	7,373	6,970
Due after five years through ten years	8,938	7,558
Due after ten years	42,482	36,306
Total	$61,222	$53,175

The following tables show information pertaining to securities with gross unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
September 30, 2023 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(207)	$5,822	$(6,137)	$33,134
State and municipalities	(286)	4,757	(1,364)	7,295
Agency bonds	—	—	(65)	2,124
Total	$(493)	$10,579	$(7,566)	$42,553

	Less than Twelve Months		Twelve Months and Over
December 31, 2022 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(731)	$12,321	$(4,202)	$26,023
State and municipalities	(286)	4,628	(603)	3,502
Total	$(1,017)	$16,949	$(4,805)	$29,525

As of September 30, 2023 and December 31, 2022, the Company had 62 and 57 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The decline in value was due to the rapid increase in market rates during 2022 and 2023, not the underlying asset credit performance. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on our assessment, no material impairments for credit losses were recognized during the period. We presently do not intend to sell our investment securities that are in an unrealized loss position and believe that it is unlikely that we will be required to sell these securities before recovery of our amortized cost.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,346,440	61%	$1,183,512	62%
Home improvement	750,508	34	626,399	33
Commercial	100,322	5	92,899	5
Medallion	3,927	*	13,571	1
Strategic partnership	1,841	*	572	*
Total gross loans	2,203,038	100%	1,916,953	100%
Allowance for credit losses	(79,133)		(63,845)
Total net loans	$2,123,905		$1,853,108

(*) Less than 1%.

The following tables show the activity of the gross loans for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998
Loan originations	92,603	79,333	8,900	100	36,457	217,393
Principal payments, sales, maturities, and recoveries	(61,885)	(53,095)	(1,657)	(281)	(35,947)	(152,865)
Charge-offs	(11,684)	(3,890)	—	—	—	(15,574)
Transfer to loan collateral in process of foreclosure, net	(4,730)	—	—	—	—	(4,730)
Amortization of origination costs	(3,259)	647	—	—	—	(2,612)
FASB origination costs, net	4,281	(955)	—	660	—	3,986
Paid-in-kind interest	—	—	442	—	—	442
Gross loans – September 30, 2023	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038

Nine Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	384,291	291,349	16,650	2,023	96,637	790,950
Principal payments, sales, maturities, and recoveries	(181,565)	(158,300)	(9,413)	(6,207)	(95,368)	(450,853)
Charge-offs	(33,440)	(8,379)	(900)	(3,814)	—	(46,533)
Transfer to loan collateral in process of foreclosure, net	(13,078)	—	—	(2,306)	—	(15,384)
Amortization of origination costs	(9,177)	1,898	—	—	—	(7,279)
FASB origination costs, net	15,897	(2,459)	—	660	—	14,098
Paid-in-kind interest	—	—	1,086	—	—	1,086
Gross loans – September 30, 2023	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038

Three Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621
Loan originations	149,151	100,451	4,500	152	19,428	273,682
Principal payments, sales, maturities, and recoveries	(66,338)	(49,630)	(4,017)	(331)	(19,248)	(139,564)
Charge-offs	(7,534)	(1,780)	(3,857)	—	—	(13,171)
Transfer to loan collateral in process of foreclosure, net	(2,862)	—	—	—	—	(2,862)
Amortization of origination costs	(3,008)	494	—	—	—	(2,514)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	5,800	(513)	—	—	—	5,287
Paid-in-kind interest	—	—	181	—	—	181
Gross loans – September 30, 2022	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510

Nine Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	433,764	295,443	28,172	396	34,267	792,042
Principal payments, sales, maturities, and recoveries	(204,568)	(152,800)	(6,220)	(126)	(33,584)	(397,298)
Charge-offs	(17,675)	(3,948)	(5,441)	(75)	—	(27,139)
Transfer to loan collateral in process of foreclosure, net	(8,391)	—	—	(268)	—	(8,659)
Amortization of origination costs	(8,378)	1,194	—	—	—	(7,184)
Amortization of loan premium	(180)	(270)	—	—	—	(450)
FASB origination costs, net	15,927	(1,181)	—	—	—	14,746
Paid-in-kind interest	—	—	528	—	—	528
Gross loans – September 30, 2022	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510

The following table sets forth the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for credit losses – beginning balance (1)	$74,971	$59,152	$63,845	$50,166
CECL transition amount upon ASU 2016-13 adoption	—	—	13,712	—
Charge-offs
Recreation	(11,684)	(7,534)	(33,440)	(17,675)
Home improvement	(3,890)	(1,780)	(8,379)	(3,948)
Commercial	—	(3,857)	(900)	(5,441)
Medallion	—	—	(3,814)	(75)
Total charge-offs	(15,574)	(13,171)	(46,533)	(27,139)
Recoveries
Recreation	2,651	3,348	8,705	10,473
Home improvement	882	713	2,141	1,857
Commercial	—	—	10	47
Medallion	1,671	1,446	10,208	5,085
Total recoveries	5,204	5,507	21,064	17,462
Net charge-offs (2)	(10,370)	(7,664)	(25,469)	(9,677)
Provision for credit losses	14,532	10,047	27,045	21,046
Allowance for credit losses – ending balance (3)	$79,133	$61,535	$79,133	$61,535
(1)
Represents allowance prior to the adoption of ASU 2016-13.
(2)
As of September 30, 2023, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion loan portfolio were $201.7 million, some of which may represent collection opportunities for the Company.
(3)
As of September 30, 2023 and September 30, 2022, there were no allowance for credit losses and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, the Company also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, the Company is required to disclose current period gross write-offs, by year of origination, for financing receivables.

The following table sets forth the gross charge-offs for the three months ended September 30, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$890	$4,587	$2,250	$1,175	$1,273	$1,509	$11,684
Home improvement	964	1,783	733	158	106	146	3,890
Commercial	—	—	—	—	—	—	—
Medallion	—	—	—	—	—	—	—
Total	$1,854	$6,370	$2,983	$1,333	$1,379	$1,655	$15,574

The following table sets forth the gross charge-offs for the nine months ended September 30, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$934	$11,763	$7,664	$3,631	$3,745	$5,703	$33,440
Home improvement	1,003	4,235	1,834	459	328	520	8,379
Commercial	—	—	—	—	900	—	900
Medallion	—	—	—	—	—	3,814	3,814
Total	$1,937	$15,998	$9,498	$4,090	$4,973	$10,037	$46,533

The following tables set forth the allowance for credit losses by type as of September 30, 2023 and December 31, 2022.

September 30, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,032	72%	4.24%	276.21%
Home improvement	17,300	22	2.31	83.79
Commercial	3,114	4	3.10	15.08
Medallion	1,687	2	42.97	8.17
Total	$79,133	100%	3.59%	383.25%

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%

The following table presents total nonaccrual loans and foregone interest. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Total nonaccrual loans	$20,648	$32,133
Interest foregone quarter to date	190	231
Amount of foregone interest applied to principal in the quarter	49	94
Interest foregone year to date	618	1,267
Amount of foregone interest applied to principal for the year	183	375
Interest foregone life-to-date	1,837	2,419
Amount of foregone interest applied to principal life-to-date	839	1,204
Percentage of nonaccrual loans to gross loan portfolio	0.9%	1.7%
Percentage of allowance for credit losses to nonaccrual loans	383.2%	198.7%

The following tables present the performance status of loans as of September 30, 2023 and December 31, 2022.

September 30, 2023 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,339,934	$6,506	$1,346,440	0.48%
Home improvement	749,528	980	750,508	0.13
Commercial	91,087	9,235	100,322	9.21
Medallion	—	3,927	3,927	100.00
Strategic partnership	1,841	—	1,841	—
Total	$2,182,390	$20,648	$2,203,038	0.94%

December 31, 2022 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,173,846	$9,666	$1,183,512	0.82%
Home improvement	625,820	579	626,399	0.09
Commercial	84,165	8,734	92,899	9.40
Medallion	—	13,571	13,571	100.00
Strategic partnership	572	—	572	—
Total	$1,884,403	$32,550	$1,916,953	1.70%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of September 30, 2023 and December 31, 2022, all of which had an allowance recorded against the principal balance.

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$6,506	$6,506	$276	$9,666	$9,666	$343
Home improvement	980	980	23	579	579	10
Commercial	9,235	9,344	1,121	8,734	8,823	963
Medallion	3,927	4,657	1,687	13,571	14,686	9,490
Total nonperforming loans with an allowance	$20,648	$21,487	$3,107	$32,550	$33,754	$10,806

	Three Months Ended September 30,
	2023		2022
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$6,361	$7	$6,903	$114
Home improvement	980	2	491	—
Commercial	3,085	—	13,577	—
Medallion	4,571	—	16,128	—
Total nonperforming loans with an allowance	$14,997	$9	$37,099	$114

	Nine Months Ended September 30,
	2023		2022
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$6,300	$10	$6,895	$303
Home improvement	865	2	459	—
Commercial	5,229	—	13,494	—
Medallion	4,795	—	16,326	—
Total nonperforming loans with an allowance	$17,189	$12	$37,174	$303

The following tables show the aging of all loans as of September 30, 2023 and December 31, 2022.

September 30, 2023	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$33,187	$12,328	$5,913	$51,428	$1,250,877	$1,302,305	$—
Home improvement	4,177	1,613	980	6,770	746,777	753,547	—
Commercial	—	—	74	74	102,183	102,257	—
Medallion	—	16	—	16	3,911	3,927	—
Strategic partnership	—	—	—	—	1,841	1,841	—
Total	$37,364	$13,957	$6,967	$58,288	$2,105,589	$2,163,877	$—
(1)
Excludes $41.0 million of capitalized loan origination costs.

December 31, 2022	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$31,781	$11,877	$7,365	$51,023	$1,095,072	$1,146,095	$—
Home improvement	3,266	1,256	579	5,101	623,776	628,877	—
Commercial	—	—	74	74	93,396	93,470	—
Medallion	142	393	885	1,420	12,151	13,571	—
Strategic partnership	—	—	—	—	572	572	—
Total	$35,189	$13,526	$8,903	$57,618	$1,824,967	$1,882,585	$—
(1)
Excludes $34.9 million of capitalized loan origination costs.
The Company estimates that the weighted average loan-to-value ratio of the taxi medallion loans was approximately 189% and 339% as of September 30, 2023 and December 31, 2022.

Under ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," concurrent with the elimination of troubled debt restructuring, or TDR, disclosures, the Company must disclose loans to borrowers experiencing financial difficulty that were modified during the reporting period. The Company did not have any such loan modifications on January 1, 2023 or during the nine months ended September 30, 2023.

The following table shows the TDRs that the Company entered into during the three and nine months ended September 30, 2022.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Three months ended September 30, 2022
Recreation loans	34	$549	$549
Medallion loans	—	—	—
Nine months ended September 30, 2022
Recreation loans	56	$825	$825
Medallion loans	2	252	252

As of September 30, 2022, no taxi medallion or commercial loans modified as TDRs in the previous 12 months were in default. As of September 30, 2022, 37 recreation loans modified as TDRs were in default and had an investment value of $0.5 million.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and taxi medallion loans, for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803
Transfer from loans, net	4,730	—	4,730
Sales	(1,080)	(117)	(1,197)
Cash payments received	(163)	(1,939)	(2,102)
Collateral valuation adjustments	(2,281)	(30)	(2,311)
Loan collateral in process of foreclosure – September 30, 2023	$1,935	$13,988	$15,923

Nine Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	13,078	2,306	15,384
Sales	(5,858)	(685)	(6,543)
Cash payments received	(291)	(7,773)	(8,064)
Collateral valuation adjustments	(6,370)	(303)	(6,673)
Loan collateral in process of foreclosure – September 30, 2023	$1,935	$13,988	$15,923

Three Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974
Transfer from loans, net	2,862	—	2,862
Sales	(1,399)	(544)	(1,943)
Cash payments received	—	(2,243)	(2,243)
Collateral valuation adjustments	(1,225)	(94)	(1,319)
Loan collateral in process of foreclosure – September 30, 2022	$1,116	$23,215	$24,331

Nine Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	8,391	268	8,659
Sales	(5,797)	(2,659)	(8,456)
Cash payments received	—	(9,496)	(9,496)
Collateral valuation adjustments	(3,198)	(608)	(3,806)
Loan collateral in process of foreclosure – September 30, 2022	$1,116	$23,215	$24,331

As of September 30, 2023, taxi medallion loans in the process of foreclosure included 429 taxi medallions in the New York City market, 230 taxi medallions in the Chicago market, 32 taxi medallions in the Newark market, and 31 taxi medallions in other markets.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending September 30,
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	September 30, 2023 (1)	December 31, 2022(1)	Interest Rate (2)
Deposits (3)	$718,976	$568,943	$285,870	$167,466	$116,424	$—	$1,857,679	$1,609,672	2.96%
Privately placed notes	3,000	—	31,250	—	92,750	—	127,000	121,000	7.99
SBA debentures and borrowings	5,489	14,000	14,000	2,000	1,250	34,000	70,739	68,512	3.52
Preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.79
Federal reserve and other borrowings	10,000	—	—	—	—	—	10,000	—	5.85
Total	$737,465	$582,943	$331,120	$169,466	$210,424	$67,000	$2,098,418	$1,832,184	3.35%
(1)
Excludes deferred financing costs of $8.2 million and $7.0 million as of September 30, 2023 and December 31, 2022.
(2)
Weighted average contractual rate as of September 30, 2023.
(3)
Balance excludes $1.5 million and $1.3 million of strategic partner reserve deposits as of September 30, 2023 and December 31, 2022.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. In October 2020, the Bank began to originate time deposits through internet listing services. These deposits are from other financial institutions and, as of September 30, 2023 and December 31, 2022, the Bank had $12.1 million and $12.4 million in listing service deposit balances. In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of September 30, 2023, the Bank had $18.0 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of September 30, 2023.

(Dollars in thousands)	September 30, 2023
Three months or less	$204,577
Over three months through six months	157,064
Over six months through one year	357,335
Over one year	1,140,203
Total deposits	$1,859,179

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of September 30, 2023, the Bank had approximately $37.0 million in investment securities pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is 100% of fair value, for a total of approximately $37.0 million in secured borrowing capacity, of which none was utilized as of September 30, 2023.

The Bank has borrowings arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of September 30, 2023, $10.0 million was outstanding on these lines, with $65.0 million available.

(C) PRIVATELY PLACED NOTES

In September 2023, the Company completed a private placement to certain institutional investors of $39.0 million aggregate principal amount of 9.25% unsecured senior notes due September 2028, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including the repurchase of $33.0 million of the 8.25% notes issued in March 2019 with a maturity date of March 2024 described below.

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

In March 2019, the Company completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured senior notes due March 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount which led to a gain of $4.1 million in 2019. In August 2019, an additional $6.0 million principal amount of such notes was issued to certain institutional investors. As described above, in September 2023, the Company repurchased and cancelled $33.0 million of these notes, leaving $3.0 million principal amount remaining outstanding as of September 30, 2023.

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four-and-a-half year term and a 1% fee, which fee was paid. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bears interest at a rate of 3.25% and all remaining unpaid principal and interest are due on April 30, 2024, the maturity date. As of September 30, 2023, $70.7 million was outstanding, including $0.5 million under the SBA Note.

On July 10, 2023, MCI accepted a commitment from the SBA for $20.0 million in debenture financing. In connection with the commitment, MCI paid the SBA a leverage fee of $0.2 million, with an additional $0.4 million fee to be paid pro-rata as MCI draws under the commitment. As of September 30, 2023, $4.8 million of the commitment had been drawn, and $10.3 million was drawable, with the balance of $5.0 million drawable upon the infusion of $2.5 million of capital from either the capitalization of retained earnings or a capital infusion into MCI from the Company.

(E) PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Prior to the cessation of LIBOR on June 30, 2023, the notes bore a variable rate of interest of 90-day LIBOR plus 2.13%. With the cessation of LIBOR, interest is calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the preferred securities were repurchased from a third-party investor. As of September 30, 2023, $33.0 million was outstanding on the preferred securities.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of September 30, 2023, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2030 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease costs	$597	$580	$1,792	$1,759
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	629	684	1,855	1,764
Right-of-use asset obtained in exchange for lease liability	(56)	(47)	(167)	(133)

The following table presents the breakout of the operating leases as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$8,505	$9,723
Other current liabilities	2,193	2,239
Operating lease liabilities	7,075	8,408
Total operating lease liabilities	9,268	10,647
Weighted average remaining lease term	5.0 years	5.5 years
Weighted average discount rate	5.59%	5.66%

At September 30, 2023, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2023	$629
2024	2,508
2025	2,492
2026	2,440
2027	1,213
Thereafter	1,290
Total lease payments	10,572
Less imputed interest	1,304
Total operating lease liabilities	$9,268

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

The following table sets forth the significant components of the Company's deferred and other tax assets and liabilities as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Goodwill and other intangibles	$43,125	$43,397
Provision for credit losses	(11,491)	(9,945)
Net operating loss carryforwards (1)	(3,804)	(3,730)
Accrued expenses, compensation, and other assets	(6,038)	(3,819)
Unrealized gains on other investments	(2,094)	(1,445)
Total deferred tax liability	19,698	24,458
Valuation allowance	3,433	2,295
Deferred tax liability, net	$23,131	$26,753
(1)
As of September 30, 2023, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $0.4 million as of September 30, 2023.

The following table shows the components of the Company's tax provision for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Current
Federal	$5,893	$693	$12,349	$2,181
State	1,753	340	3,717	1,109
Deferred
Federal	(689)	2,081	1,761	7,679
State	(230)	91	755	1,923
Net provision for income taxes	$6,727	$3,205	$18,582	$12,892

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Statutory Federal income tax provision at 21%	$4,088	$2,613	$13,414	$10,142
State and local income taxes, net of federal income tax	800	511	2,624	1,984
Non-deductible expenses	624	410	1,701	1,484
Deferred tax asset valuation allowance	1,138	—	1,138	—
Other	77	(329)	(295)	(718)
Total income tax provision	$6,727	$3,205	$18,582	$12,892

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of September 30, 2023.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2020 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance share units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 2,317,228 were issuable as of September 30, 2023. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At September 30, 2023, 965,146 options on the Company’s common stock were outstanding under the Company’s plans, of which 702,886 options were vested. Additionally, as of September 30, 2023, there were 917,608 unvested restricted shares, 296,444 unvested performance share units, 83,944 unvested restricted stock units, and 158,937 vested restricted stock units under the 2018 Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the nine months ended September 30, 2023 and 2022.

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

The following table presents the activity for the stock option programs for the 2023 first, second, and third quarters and the 2022 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,111,687	$2.14-12.55	$6.41
Granted	—	—	—
Cancelled	(26,093)	4.89 - 12.55	7.08
Exercised	(23,745)	4.89 - 7.25	6.51
Outstanding at December 31, 2022	1,061,849	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(25,194)	4.89 - 9.38	6.97
Exercised (1)	(44,583)	4.89 - 7.25	6.55
Outstanding at March 31, 2023	992,072	$2.14 - 9.38	$6.53
Granted	—	—	—
Cancelled	(7,803)	4.89 - 7.25	6.31
Exercised (1)	(283)	4.89	4.89
Outstanding at June 30, 2023 (2)	983,986	$2.14 - 9.38	$6.50
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(18,840)	4.89 - 7.25	6.17
Outstanding at September 30, 2023 (2)	965,146	$2.14 - 9.38	$6.51
Options vested at:
December 31, 2022	548,426	$2.14 - 9.38	$6.51
September 30, 2023	702,886	$2.14 - 9.38	$6.51
(1)
The aggregate intrinsic value of exercised options, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0.1 million for the three and nine months ended September 30, 2023 and was $0.1 million for the year ended December 31, 2022.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at September 30, 2023 and the related exercise price of the underlying options, was $0.5 million for outstanding options and $0.4 million for vested options as of September 30, 2023. The remaining contractual life was 6.4 years for outstanding options and 6.1 years for vested options at September 30, 2023.

The following table presents the activity for the unvested options outstanding under the plans described above for the 2023 first, second, and third quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	513,423	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(2,951)	4.89 - 7.25	5.53
Vested	(248,212)	4.89 - 7.25	6.55
Outstanding at March 31, 2023	262,260	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at June 30, 2023	262,260	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at September 30, 2023	262,260	$4.89 - 7.25	$6.49

The intrinsic value of the options vested was $0.4 million for the nine months ended September 30, 2023.

The following table presents the activity for the restricted stock programs for the 2023 first, second, and third quarter and the 2022 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2021	493,326	$4.89 - 7.25	$6.87
Granted	522,475	6.86 -7.68	7.46
Cancelled	(29,373)	4.89 - 8.40	7.32
Vested (1)	(129,140)	4.89 - 7.25	6.53
Outstanding at December 31, 2022	857,288	$4.89 - 7.25	$7.27
Granted	304,749	8.08	8.08
Cancelled	(9,843)	4.89 - 8.40	7.18
Vested (1)	(245,990)	4.89 - 7.68	7.12
Outstanding at March 31, 2023	906,204	$4.89 - 8.40	$7.58
Granted	11,734	7.67	7.67
Cancelled	(204)	6.86	6.86
Vested	—	—	—
Outstanding at June 30, 2023 (2)	917,734	$4.89 - 8.40	$7.59
Granted	—	—	—
Cancelled	(126)	6.86	7.59
Vested	—	—	—
Outstanding at September 30, 2023	917,608	$4.89 - 8.40	$7.59
(1)
The aggregate fair value of the restricted stock vested was $2.1 million for the nine months ended September 30, 2023 and was $1.0 million for the year ended December 31, 2022.
(2)
The aggregate fair value of the restricted stock was $6.4 million as of September 30, 2023. The remaining vesting period was 2.4 years at September 30, 2023.

During the three and nine months ended September 30, 2023, the Company granted 83,158 restricted stock units, or RSUs, with a vesting date of June 22, 2024 and a grant price of $9.14 and during the year ended December 31, 2022, granted 129,638 RSUs which vested on June 14, 2023 and a grant price of $6.75. For the RSUs granted in 2023 and 2022, unit holders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of September 30, 2023, there were 242,881 RSUs outstanding, all of which 158,937 had previously vested.

During the nine months ended September 30, 2023, the Company granted 296,444 PSUs at a grant price of $6.08. No PSUs were granted during the three months ended September 30, 2023. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs and boats make up 58% and 20% of the segment portfolio, with no other product lines exceeding 10%, as of September 30, 2023. The highest concentrations of recreation loans are in Texas and Florida at 15% and 10% of loans outstanding and with no other states over 10% as of September 30, 2023. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 40%, 19%, and 13% of total home improvement loans outstanding, and with no other product lines exceeding 10% as of September 30, 2023. The highest concentrations of home improvement loans are in Texas and Florida at 10% and 10% of loans outstanding and with no other states over 10% as of September 30, 2023. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, wholesale trade, construction, and administrative and support services making up 43%, 16%, 15%, and 10%, of the loans outstanding as of September 30, 2023, with no other product lines exceeding 10%. The commercial lending segment invests across the United States with concentrations in California, Minnesota, Illinois, and Texas each having 25%, 14%, 11%, and 10% of the segment portfolio, and no other states having a concentration greater than 10%. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of September 30, 2023.

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

The following table presents segment data as of and for the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$44,341	$16,578	$3,248	$342	$1,377	$65,886
Total interest expense	8,770	5,187	921	(69)	2,293	17,102
Net interest income (loss)	35,571	11,391	2,327	411	(916)	48,784
Provision (benefit) for credit losses	11,877	3,860	621	(1,772)	(54)	14,532
Net interest income (loss) after loss provision	23,694	7,531	1,706	2,183	(862)	34,252
Other income	128	1	2,322	1,404	451	4,306
Other expenses	(8,637)	(4,433)	(1,129)	(1,421)	(3,469)	(19,089)
Net income (loss) before taxes	15,185	3,099	2,899	2,166	(3,880)	19,469
Income tax (provision) benefit	(5,169)	(1,051)	(907)	(955)	1,355	(6,727)
Net income (loss) after taxes	$10,016	$2,048	$1,992	$1,211	$(2,525)	$12,742
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$11,230
Balance Sheet Data
Total loans	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038
Total assets	1,307,860	739,452	97,298	17,258	396,759	2,558,627
Total funds borrowed	1,074,592	607,565	79,944	14,180	323,638	2,099,919
Selected Financial Ratios
Return on average assets	3.01%	1.11%	8.12%	26.70%	(2.56)%	2.01%
Return on average equity	19.50	7.21	52.31	172.77	(16.56)	12.89
Return on average stockholders' equity	*	*	*	*	*	13.80
Interest yield	13.12	8.88	13.05	35.22	N/A	11.28
Net interest margin, gross	10.53	6.10	9.35	42.32	N/A	8.35
Net interest margin, net of allowance	10.99	6.24	9.61	77.54	N/A	8.64
Reserve coverage	4.24	2.31	3.10	42.97	N/A	3.59
Delinquency status (1)	0.45	0.13	0.07	—	N/A	0.32
Charge-off (recovery) ratio (2)	2.67	1.61	—	(172.06)	N/A	1.88
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

Nine Months Ended September 30, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$123,349	$45,519	$8,763	$1,439	$4,385	$183,455
Total interest expense	22,254	12,660	2,582	44	6,839	44,379
Net interest income (loss)	101,095	32,859	6,181	1,395	(2,454)	139,076
Provision (benefit) for credit losses	29,763	10,680	835	(14,167)	(66)	27,045
Net interest income (loss) after loss provision	71,332	22,179	5,346	15,562	(2,388)	112,031
Other income	128	4	2,936	4,327	937	8,332
Other expenses	(24,884)	(12,815)	(2,696)	(4,191)	(11,898)	(56,484)
Net income (loss) before taxes	46,576	9,368	5,586	15,698	(13,349)	63,879
Income tax (provision) benefit	(13,549)	(2,725)	(1,625)	(4,567)	3,884	(18,582)
Net income (loss) after taxes	$33,027	$6,643	$3,961	$11,131	$(9,465)	$45,297
Income attributable to the non-controlling interest						4,536
Total net income attributable to Medallion Financial Corp.						$40,761
Balance Sheet Data
Total loans	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038
Total assets	1,307,860	739,452	97,298	17,258	396,759	2,558,627
Total funds borrowed	1,074,592	607,565	79,944	14,180	323,638	2,099,919
Selected Financial Ratios
Return on average assets	3.56%	1.30%	5.33%	73.52%	(3.31)%	2.52%
Return on average equity	22.56	8.21	33.61	463.36	(20.93)	15.90
Return on average stockholders' equity	*	*	*	*	*	17.49
Interest yield	13.03	8.76	12.11	29.27	N/A	11.10
Net interest margin, gross	10.68	6.32	8.55	28.38	N/A	8.42
Net interest margin, net of allowance	11.14	6.46	8.79	72.66	N/A	8.71
Reserve coverage	4.24	2.31	3.10	42.97	N/A	3.59
Delinquency status(1)	0.45	0.13	0.07	—	N/A	0.32
Charge-off (recovery) ratio(2)	2.61	1.20	1.23	(130.08)	N/A	1.65
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three and nine months ended September 30, 2022.

Three Months September 30, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$36,539	$11,689	$2,493	$92	$881	$51,694
Total interest expense	5,003	2,093	780	133	1,645	9,654
Net interest income (loss)	31,536	9,596	1,713	(41)	(764)	42,040
Provision (benefit) for credit losses	7,182	2,041	2,100	(1,275)	(1)	10,047
Net interest income (loss) after loss provision	24,354	7,555	(387)	1,234	(763)	31,993
Other income (loss), net	—	2	(1,075)	439	403	(231)
Other expenses	(7,178)	(3,165)	(1,139)	(3,125)	(4,802)	(19,409)
Net income (loss) before taxes	17,176	4,392	(2,601)	(1,452)	(5,162)	12,353
Income tax (provision) benefit	(4,499)	(1,152)	700	394	1,352	(3,205)
Net income (loss) after taxes	$12,677	$3,240	$(1,901)	$(1,058)	$(3,810)	$9,148
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$7,636
Balance Sheet Data
Total loans	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510
Total assets	1,145,380	569,603	102,367	28,553	353,638	2,199,541
Total funds borrowed	941,801	468,362	84,172	23,478	290,784	1,808,597
Selected Financial Ratios
Return on average assets	4.54%	2.36%	(7.32)%	(13.92)%	(4.10)%	1.68%
Return on average equity	27.07	14.06	(43.65)	(82.88)	(24.45)	10.03
Return on average stockholders' equity	*	*	*	*	*	10.35
Interest yield	12.72	8.41	10.60	2.62	N/A	10.61
Net interest margin, gross	10.98	6.91	7.29	(1.17)	N/A	8.63
Net interest margin, net of allowance	11.38	7.03	7.43	(3.62)	N/A	8.91
Reserve coverage	3.48	1.77	1.03	68.68	N/A	3.32
Delinquency status (1)	0.45	0.08	0.08	2.24	N/A	0.33
Charge-off (recovery) ratio (2)	1.46	0.77	16.41	(41.15)	N/A	1.69
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(*) Line item is not applicable to segments.

Nine Months Ended September 30, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$101,189	$31,977	$6,701	$469	$1,772	$142,108
Total interest expense	12,700	5,060	2,287	426	4,785	25,258
Net interest income (loss)	88,489	26,917	4,414	43	(3,013)	116,850
Provision (benefit) for credit losses	15,536	4,943	5,234	(4,819)	152	21,046
Net interest income (loss) after loss provision	72,953	21,974	(820)	4,862	(3,165)	95,804
Other income	—	13	3,199	3,993	1,450	8,655
Other expenses	(21,549)	(9,282)	(3,481)	(8,245)	(13,698)	(56,255)
Net income (loss) before taxes	51,404	12,705	(1,102)	610	(15,413)	48,204
Income tax (provision) benefit	(13,747)	(3,398)	295	(163)	4,121	(12,892)
Net income (loss) after taxes	$37,657	$9,307	$(807)	$447	$(11,292)	$35,312
Income attributable to the non-controlling interest						4,535
Total net income attributable to Medallion Financial Corp.						$30,777
Balance Sheet Data
Total loans	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510
Total assets	1,145,380	569,603	102,367	28,553	353,638	2,199,541
Total funds borrowed	941,801	468,362	84,172	23,478	290,784	1,808,597
Selected Financial Ratios
Return on average assets	4.42%	2.10%	(1.06)%	2.27%	(4.07)%	2.33%
Return on average equity	26.88	12.75	(6.41)	13.73	(24.68)	13.05
Return on average stockholders' equity	*	*	*	*	*	14.06
Interest yield	12.81	8.52	10.39	4.51	N/A	10.69
Net interest margin, gross	11.20	7.17	6.84	0.41	N/A	8.79
Net interest margin, net of allowance	11.60	7.30	6.95	1.25	N/A	9.09
Reserve coverage	3.48	1.77	1.03	68.68	N/A	3.32
Delinquency status (1)	0.45	0.08	0.08	2.24	N/A	0.33
Charge-off (recovery) ratio (2)	0.91	0.56	8.36	(48.19)	N/A	0.78
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

In addition, on April 27, 2023, Mr. Andrew Murstein, the Company’s President and Chief Operating Officer, entered into an amendment to the First Amended and Restated Employment Agreement, dated May 29, 1998, as amended, between him and the Company. Pursuant to such amendment, effective as of May 29, 2023, (i) the expiration of his then current term of employment shall be revised to end on May 28, 2027, and (ii) on May 29, 2024, and on each May 29 thereafter, such term of employment shall automatically renew each year for a three-year term unless, prior to the end of the first year of the then-applicable three-year term, either Mr. Murstein or the Company provides at least 30 days’ advance notice to the other party of its intention not to renew the then-applicable term of employment for a new three-year term, in each case unless such employment term is otherwise terminated pursuant to the terms thereof.

As of September 30, 2023, employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $11.0 million.

(B) OTHER COMMITMENTS

As of September 30, 2023, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) SEC LITIGATION

On December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the anti-fraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation relates to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (BDC) under the Investment Company Act of 1940. Since April 2018, the Company does not report as a BDC, and has not worked with such third parties since 2016. The Company does not expect to change previously reported financial results. The Company filed a motion to dismiss the complaint on March 22, 2022, the SEC filed an amended complaint on April 26, 2022 and the Company filed a motion to dismiss the amended complaint on August 5, 2022.

The SEC is seeking injunctive relief, disgorgement plus pre-judgment interest and civil penalties in amounts unspecified, as well as an officer and director bar against the Company’s President and Chief Operating Officer. The Company and its President and Chief Operating Officer intend to defend themselves vigorously and believe that the SEC will not prevail on its claims. Nevertheless, depending on the outcome of the litigation, the Company could incur a loss and other penalties that could be material to the Company, its results of operations and/or financial condition, as well as a bar against its President and Chief Operating Officer. In addition, the Company has and expects to further incur significant legal fees and expenses in defending against such charges by the SEC and the Company may be subject to shareholder litigation relating to these SEC matters.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $250,950 per year, an increase from $239,000 per year in 2022. Mr. Rudnick received an annual cash bonus of $85,000 and $75,000 as well as an equity bonus in the amount of $50,000 and $45,019, during the nine months ended September 30, 2023 and 2022.

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

(f) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2023 and December 31, 2022, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$127,642	$127,642	$105,598	$105,598
Equity investments	10,542	10,542	10,293	10,293
Investment securities	53,175	53,175	48,492	48,492
Loans receivable	2,123,905	2,123,905	1,853,108	1,853,108
Accrued interest receivable (2)	13,593	13,593	12,613	12,613
Equity securities (3)	1,671	1,671	1,724	1,724
Financial liabilities
Funds borrowed	2,099,918	2,099,918	1,833,484	1,833,484
Accrued interest payable (2)	4,624	4,624	4,790	4,790
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of September 30, 2023 and $1.3 million as of December 31, 2022. See Note 13.
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

September 30, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	53,175	—	53,175
Equity securities	1,671	—	—	1,671
Total (1)	$1,671	$54,425	$—	$56,096
(1)
Total unrealized losses of $1.2 million and $1.6 million, net of tax, was included in other comprehensive income for the three and nine months ended September 30, 2023 related to these assets.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.

September 30, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,542	$10,542
Impaired loans	—	—	20,648	20,648
Loan collateral in process of foreclosure	—	—	15,923	15,923
Total	$—	$—	$47,113	$47,113

December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,293	$10,293
Impaired loans	—	—	32,133	32,133
Loan collateral in process of foreclosure	—	—	21,819	21,819
Total	$—	$—	$64,245	$64,245

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of September 30, 2023 and December 31, 2022.

(Dollars in thousands except per share amounts)	Fair Value at September 30, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,269	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	20,648	Market approach	Historical and actual loss experience	0.00% - 8.04%
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	15,923	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$2.9 - $43.2
(1)
Includes projections based on revenue, EBITDA, leverage, and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry, and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.
(2)
Represents amount net of liquidation costs.
(3)
Relates to the recreation portfolio.

(Dollars in thousands except per share amounts)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,020	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	32,133	Market approach	Historical and actual loss experience	0.00% - 6.55%
				60% of balance
			Transfer prices (2)	$0.0 - $79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	21,819	Market approach	Transfer prices (2)	$0.0 - $79.5
			Collateral value (3)	$2.5 - $54.1
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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to September 30, 2023 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there was one subsequent event that required disclosure.

On October 18, 2023, the Company received $9.4 million of net proceeds from one of our larger taxi medallion borrowers, resulting in a recovery of approximately $8.0 million to be recognized in the fourth quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and nine months ended September 30, 2023 and the year ended December 31, 2022. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of September 30, 2023, our consumer loans represented 95% of our gross loan portfolio, and commercial loans represented 5%. Total assets were $2.6 billion and $2.3 billion as of September 30, 2023 and December 31, 2022, respectively.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to consumers, debentures issued to and guaranteed by the SBA, privately placed notes, and preferred securities. Net interest income fluctuates with changes in the yield on our loan portfolios and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation and economic health, as well as other factors which contribute to competition and changes in the demand for our loan products. We are taking steps in light of a potential economic downturn and the current inflationary environment to moderate the pace of our recent growth.

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

The Bank is an industrial bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we referred a portion of our taxi medallion and commercial loans to the Bank, which originated these loans, and have since been serviced by Medallion Servicing Corp., or MSC. However, other than in connection with dispositions of existing taxi medallion and related assets, the Bank has not originated any new taxi medallion loans since 2014 (and Medallion Financial Corp. has not originated any new taxi medallion loans since 2015) and is working with MSC to service its remaining portfolio, as it winds down. MSC earns referral and servicing fees for these activities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At September 30, 2023, we identified our policies for the allowance for credit losses, goodwill and intangible assets, and deferred taxes, to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no material changes in such policies and estimates since the date of such report.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

On January 1, 2023, we adopted Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with a lifetime expected loss methodology using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss (“CECL”) methodology. For consumer loans, we use historical delinquency and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period. For commercial loans, we assess the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. We evaluate each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For taxi medallion loans, we maintain specific reserves adjusting the carrying amount of loans down to net collateral value. The allowance is evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance.

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

Prior to January 1, 2023, we used historical delinquency and actual loss rates with a three-year look-back period for taxi medallion loans and a one-year look-back period for recreation and home improvement loans and used historical loss experience and other projections for commercial loans. The allowance was evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation was inherently subjective, as it required estimates that were susceptible to significant revision as more information became available.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update seek to clarify or improve disclosure and presentation requirements. We are assessing the impact of the update on the accompanying financial statements.

CONTROL STATUTES AND REGULATIONS

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

COVID-19

For our taxi medallion portfolio, in response to the COVID-19 pandemic, we determined that anticipated payment activity on our taxi medallion portfolio was impossible to quantify, and therefore all taxi medallion loans were deemed impaired, placed on nonaccrual status, and written down to each market’s net collateral value in 2020. We continue to monitor our taxi medallion portfolio and related assets, which may result in additional write-downs, charge-offs or impairments.

The potential future effects of COVID-19, or any new potential variants, on our loan portfolios and businesses remain uncertain, and we could suffer losses on our loan portfolios as a result of the effects on the ability of our borrowers to repay their loans as well as the demand for our loans.

AVERAGE BALANCES AND RATES

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$18,953	$216	4.52%	$4,288	$48	4.44%
Federal funds sold	58,504	564	3.82	82,588	356	1.71
Investment securities	54,313	471	3.45	49,077	330	2.67
Loans
Recreation	1,340,637	44,341	13.12	1,139,569	36,539	12.72
Home improvement	740,923	16,578	8.88	551,131	11,689	8.41
Commercial	98,721	3,248	13.05	93,269	2,575	10.95
Medallion	3,853	342	35.32	13,940	92	2.62
Strategic partnerships	1,674	126	29.86	845	65	30.52
Total loans	2,185,808	64,635	11.73	1,798,754	50,960	11.24
Total interest-earning assets, before allowance	2,317,578		11.28	1,934,707		10.61
Allowance for credit losses	(77,460)			(61,353)
Total interest-earning assets, net of allowance	2,240,118	65,886	11.66	1,873,354	51,694	10.96
Non-interest-earning assets
Cash	26,672			28,042
Equity investments	11,187			10,874
Loan collateral in process of foreclosure	16,358			25,691
Goodwill and intangible assets	171,938			173,383
Other assets	52,983			44,958
Total non-interest-earning assets	279,138			282,948
Total assets	$2,519,256			$2,156,302
Interest-bearing liabilities
Deposits	$1,842,602	$13,432	2.89%	$1,519,172	$6,240	1.63%
Retail and privately placed notes	122,500	2,514	8.14	121,000	2,501	8.20
SBA debentures and borrowings	67,579	509	2.99	68,809	562	3.24
Preferred securities	33,000	647	7.78	33,000	351	4.22
Total interest-bearing liabilities	2,065,681	17,102	3.28	1,741,981	9,654	2.20
Non-interest-bearing liabilities
Deferred tax liability	24,817			23,837
Other liabilities (1)	36,647			28,748
Total non-interest-bearing liabilities	61,464			52,585
Total liabilities	2,127,145			1,794,566
Non-controlling interest	69,166			69,166
Total stockholders’ equity	322,945			292,570
Total liabilities and stockholders’ equity	$2,519,256			$2,156,302
Net interest income		$48,784			$42,040
Net interest margin, gross			8.35			8.63
Net interest margin, net of allowance			8.64%			8.91%
(1)
Includes deferred financing costs of $8.2 million and $7.2 million as of September 30, 2023 and 2022.

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$20,884	$542	3.47%	$4,281	$66	2.06%
Federal funds sold	68,912	2,193	4.25	70,754	452	0.85
Investment securities	51,690	1,253	3.24	46,743	830	2.37
Loans
Recreation	1,265,781	123,349	13.03	1,056,223	101,189	12.81
Home improvement	695,067	45,519	8.76	501,872	31,977	8.52
Commercial	96,709	8,851	12.24	86,264	7,022	10.88
Medallion	6,572	1,439	29.27	13,899	464	4.46
Strategic partnerships	1,521	309	27.16	477	108	30.27
Total loans	2,065,650	179,467	11.62	1,658,735	140,760	11.35
Total interest-earning assets, before allowance	2,207,136		11.10	1,780,513		10.69
Allowance for credit losses	(74,260)			(55,175)
Total interest-earning assets, net of allowance	2,132,876	183,455	11.49%	1,725,338	142,108	11.03
Non-interest-earning assets
Cash	16,163			42,455
Equity investments	10,965			10,578
Loan collateral in process of foreclosure	18,688			30,759
Goodwill and intangible assets	172,299			173,744
Other assets	52,278			44,566
Total non-interest-earning assets	270,393			302,102
Total assets	$2,403,269			$2,027,440
Interest-bearing liabilities
Deposits	$1,738,155	$33,363	2.57%	$1,393,541	$15,306	1.47%
Retail and privately placed notes	121,600	7,517	8.26	121,000	7,506	8.29
SBA debentures and borrowings	67,000	1,667	3.33	69,353	1,646	3.17
Preferred securities	33,000	1,832	7.42	33,000	800	3.25
Total interest-bearing liabilities	1,959,755	44,379	3.02	1,616,894	25,258	2.09
Non-interest-bearing liabilities
Deferred tax liability	24,714			21,166
Other liabilities (1)	37,986			27,521
Total non-interest-bearing liabilities	62,700			48,687
Total liabilities	2,022,455			1,665,581
Non-controlling interest	69,241			69,241
Total stockholders’ equity	311,573			292,618
Total liabilities and stockholders’ equity	$2,403,269			$2,027,440
Net interest income		$139,076			$116,850
Net interest margin, gross			8.42			8.79
Net interest margin, net of allowance			8.71%			9.09%

(1)
Includes deferred financing costs of $8.2 million and $7.2 million as of September 30, 2023 and 2022.

For the three months ended September 30, 2023, our loans receivable yielded 11.73%, as compared to 11.24% for the three months ended September 30, 2022. The 49 basis point increase reflects a higher yield on our loan portfolios, as we have increased the rates charged on new consumer originations over the past year as prevailing market interest rates have increased. Similarly, for the nine months ended September 30, 2023, our loans receivable yielded 11.62%, as compared to 11.35% for the nine months ended September 30, 2022, with the 27 basis point increase reflecting the higher yield on our loan portfolios due to higher interest rates charged on new originations compared to the prior year period. We have used the higher interest rate environment as an opportunity to both increase the rates on newly issued recreation and home improvement loans, which is expected to continue to increase the yield on these portfolios over time, as well as increase the credit quality of our new issuances, particularly in our recreation segment, with the average FICO scores of our recreation loans outstanding being 682 as of September 30, 2023 compared to 671 as of September 30, 2022. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the three and nine months ended September 30, 2023 of 3.28% and 3.02% increased 108 and 93 basis points from the three and nine months ended September 30, 2022, which is attributable to the current higher interest rate environment. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. We have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases.

RATE/VOLUME ANALYSIS

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$(95)	$471	$376	$193	$238	$431
Investment securities	45	96	141	6	86	92
Loans
Recreation	6,650	1,152	7,802	7,323	(1,322)	6,001
Home improvement	4,247	642	4,889	3,548	(445)	3,103
Commercial	179	493	672	564	(140)	424
Medallion	(898)	1,149	251	(30)	116	86
Strategic partnerships	62	(1)	61	58	2	60
Total loans	$10,240	$3,435	$13,675	$11,463	$(1,789)	$9,674
Total interest-earning assets	$10,190	$4,002	$14,192	$11,662	$(1,465)	$10,197
Interest-bearing liabilities
Deposits	$2,358	$4,834	$7,192	$1,457	$593	$2,050
Retail and privately placed notes	31	(18)	13	—	(4)	(4)
SBA debentures and borrowings	(9)	(44)	(53)	37	20	57
Notes payable to banks	—	—	—	3	—	3
Preferred securities	—	296	296	—	160	160
Other borrowings	—	—	—	(38)	—	(38)
Total interest-bearing liabilities	$2,380	$5,068	$7,448	$1,459	$769	$2,228
Net	$7,810	$(1,066)	$6,744	$10,203	$(2,234)	$7,969

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$450	$1,767	$2,217	$247	$332	$579
Investment securities	120	303	423	29	135	164
Loans
Recreation	20,421	1,739	22,160	19,195	(4,863)	14,332
Home improvement	12,652	890	13,542	9,089	(1,844)	7,245
Commercial	956	873	1,829	1,570	144	1,714
Medallion	(1,604)	2,579	975	(441)	2,469	2,028
Strategic partnerships	212	(11)	201	95	(2)	93
Total loans	$32,637	$6,070	$38,707	$29,508	$(4,096)	$25,412
Total interest-earning assets	$33,207	$8,140	$41,347	$29,784	$(3,629)	$26,155
Interest-bearing liabilities
Deposits	$6,615	$11,442	$18,057	$3,176	$(1,236)	$1,940
Retail and privately placed notes	37	(26)	11	24	(247)	(223)
SBA debentures and borrowings	(59)	80	21	148	(88)	60
Notes payable to banks	—	—	—	(133)	—	(133)
Preferred securities	—	1,032	1,032	—	10	10
Other borrowings	—	—	—	(113)	—	(113)
Total interest-bearing liabilities	$6,593	$12,528	$19,121	$3,102	$(1,561)	$1,541
Net	$26,614	$(4,388)	$22,226	$26,682	$(2,068)	$24,614

During the three and nine months ended September 30, 2023, the increase in interest income was mainly driven by the increase in volume of consumer loans, a large portion of that increase in the first half of the year, as well as an increase in overall yield on interest-earning assets as we issue new loans at interest rates greater than the weighted average rates of our current portfolio. During the quarter, the increase in interest expense was driven by an increase in borrowing cost, primarily the increases in deposits, as well as an increase in borrowings. Likewise, the increase in interest expense for the nine months was largely attributable to the increased costs on our borrowings, primarily deposits, and to a lesser extent, due to growth in our borrowed funds.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, preferred securities, and has historically included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are, on average, our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for more flexible interest rate management strategies. As further described below, in September 2023, we issued and sold $39.0 million aggregate principal amount of 9.25% senior notes due in September 2028, and repurchased $33.0 million aggregate principal amount of our 8.25% senior notes due March 2024.

Our cost of funds is primarily driven by the rates paid on our various borrowings and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table shows the average borrowings and related borrowing costs for the three and nine months ended September 30, 2023 and 2022. We expect our borrowing costs to further increase as prevailing interest rates continue at, or rise from, these levels.

We continue to seek SBA funding through Medallion Capital, Inc., to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2023, we obtained a $20.0 million commitment from the SBA, $4.8 million of which has been utilized as of September 30, 2023, with $10.2 million currently drawable, and the balance of $5.0 million drawable upon the infusion of $2,5 million of capital. At September 30, 2023 and 2022, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to or received from loan originators, and which are amortized to interest income over the life of the loan. During the three and nine months ended September 30, 2023, there was continued growth in the recreation and home improvement segments, offset by a decrease in commercial loans related to repayments exceeding originations for the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998
Loan originations	92,603	79,333	8,900	100	36,457	217,393
Principal payments, sales, maturities, and recoveries	(61,885)	(53,095)	(1,657)	(281)	(35,947)	(152,865)
Charge-offs	(11,684)	(3,890)	—	—	—	(15,574)
Transfer to loan collateral in process of foreclosure, net	(4,730)	—	—	—	—	(4,730)
Amortization of origination costs	(3,259)	647	—	—	—	(2,612)
FASB origination costs, net	4,281	(955)	—	660	—	3,986
Paid-in-kind interest	—	—	442	—	—	442
Gross loans – September 30, 2023	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038

Nine Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	384,291	291,349	16,650	2,023	96,637	790,950
Principal payments, sales, maturities, and recoveries	(181,565)	(158,300)	(9,413)	(6,207)	(95,368)	(450,853)
Charge-offs	(33,440)	(8,379)	(900)	(3,814)	—	(46,533)
Transfer to loan collateral in process of foreclosure, net	(13,078)	—	—	(2,306)	—	(15,384)
Amortization of origination costs	(9,177)	1,898	—	—	—	(7,279)
FASB origination costs, net	15,897	(2,459)	—	660	—	14,098
Paid-in-kind interest	—	—	1,086	—	—	1,086
Gross loans – September 30, 2023	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038

Three Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – June 30, 2022	$1,096,670	$526,278	$96,928	$14,152	$593	$1,734,621
Loan originations	149,151	100,451	4,500	152	19,428	273,682
Principal payments, sales, maturities, and recoveries	(66,338)	(49,630)	(4,017)	(331)	(19,248)	(139,564)
Charge-offs	(7,534)	(1,780)	(3,857)	—	—	(13,171)
Transfer to loan collateral in process of foreclosure, net	(2,862)	—	—	—	—	(2,862)
Amortization of origination costs	(3,008)	494	—	—	—	(2,514)
Amortization of loan premium	(60)	(90)	—	—	—	(150)
FASB origination costs, net	5,800	(513)	—	—	—	5,287
Paid-in-kind interest	—	—	181	—	—	181
Gross loans – September 30, 2022	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510

Nine Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	433,764	295,443	28,172	396	34,267	792,042
Principal payments, sales, maturities, and recoveries	(204,568)	(152,800)	(6,220)	(126)	(33,584)	(397,298)
Charge-offs	(17,675)	(3,948)	(5,441)	(75)	—	(27,139)
Transfer to loan collateral in process of foreclosure, net	(8,391)	—	—	(268)	—	(8,659)
Amortization of origination costs	(8,378)	1,194	—	—	—	(7,184)
Amortization of loan premium	(180)	(270)	—	—	—	(450)
FASB origination costs, net	15,927	(1,181)	—	—	—	14,746
Paid-in-kind interest	—	—	528	—	—	528
Gross loans – September 30, 2022	$1,171,819	$575,210	$93,735	$13,973	$773	$1,855,510

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of September 30, 2023.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$129,442	$255,613	$1,693,296	$81,730	$2,160,081
Recreation	57,901	128,598	1,108,879	4,972	1,300,350
Home improvement	64,160	32,970	579,659	76,758	753,547
Commercial	5,196	92,303	4,758	—	102,257
Medallion	2,185	1,742	—	—	3,927
Adjustable-rate	$537	$1,418	$—	$—	$1,955
Recreation	537	1,418	—	—	1,955
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Medallion	—	—	—	—	—
Total loans (1)	$129,979	$257,031	$1,693,296	$81,730	$2,162,036
(1)
Excludes strategic partnership loans.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s quarterly evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of September 30, 2023 and December 31, 2022, the allowance totaled $79.1 million and $63.8 million, which represented 3.59% and 3.33% of total loans, respectively. The increase in the allowance for credit losses as of September 30, 2023 was primarily driven by the adoption of the CECL accounting standard, which resulted in a $13.7 million increase in our allowance for credit losses, and due to growth in our recreation and home improvement loan portfolios, as well as growth in the commercial loan portfolio, offset by a reduction in allowance specific to the taxi medallion portfolio as the taxi medallion loan portfolio continued to shrink through collections.

The following table sets forth the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Allowance for loan losses – beginning balance (1)	$74,971	$59,152	$63,845	$50,166
CECL transition amount upon ASU 2016-13 adoption	—	—	13,712	—
Charge-offs
Recreation	(11,684)	(7,534)	(33,440)	(17,675)
Home improvement	(3,890)	(1,780)	(8,379)	(3,948)
Commercial	—	(3,857)	(900)	(5,441)
Medallion	—	—	(3,814)	(75)
Total charge-offs	(15,574)	(13,171)	(46,533)	(27,139)
Recoveries
Recreation	2,651	3,348	8,705	10,473
Home improvement	882	713	2,141	1,857
Commercial	—	—	10	47
Medallion	1,671	1,446	10,208	5,085
Total recoveries	5,204	5,507	21,064	17,462
Net charge-offs (2)	(10,370)	(7,664)	(25,469)	(9,677)
Provision for credit losses	14,532	10,047	27,045	21,046
Allowance for credit losses – ending balance (3)	$79,133	$61,535	$79,133	$61,535
(1)
Represents allowance prior to the adoption of ASU 2016-13.
(2)
As of September 30, 2023, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $201.7 million, some of which may represent collection opportunities for the Company.
(3)
As of September 30, 2023, there was no allowance for credit loss and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, we also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, we are required to disclose current period gross write-offs, by year of origination, for financing receivables.

The following table sets forth the gross charge-offs for the three months ended September 30, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$890	$4,587	$2,250	$1,175	$1,273	$1,509	$11,684
Home improvement	964	1,783	733	158	106	146	3,890
Commercial	—	—	—	—	—	—	—
Medallion	—	—	—	—	—	—	—
Total	$1,854	$6,370	$2,983	$1,333	$1,379	$1,655	$15,574

The following table sets forth the gross charge-offs for the nine months ended September 30, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$934	$11,763	$7,664	$3,631	$3,745	$5,703	$33,440
Home improvement	1,003	4,235	1,834	459	328	520	8,379
Commercial	—	—	—	—	900	—	900
Medallion	—	—	—	—	—	3,814	3,814
Total	$1,937	$15,998	$9,498	$4,090	$4,973	$10,037	$46,533

The following tables set forth the allowance for credit losses by type as of September 30, 2023 and December 31, 2022.

September 30, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,032	72%	4.24%	276.21%
Home improvement	17,300	22	2.31	83.79
Commercial	3,114	4	3.10	15.08
Medallion	1,687	2	42.97	8.17
Total	$79,133	100%	3.59%	383.25%

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%

As of September 30, 2023, the total allowance rate for credit losses increased 15 basis points from December 31, 2022, due to the adoption of CECL and rising loss rates which resulted in higher allowances for recreation, home improvement, and commercial loans, offset by a reduction in the allowance for taxi medallion loans due to recoveries and structured settlements entered into during the current year.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$5,913	0.3%	$7,365	0.4%
Home improvement	980	*	579	*
Commercial	74	*	74	*
Medallion	—	—	885	*
Total loans 90 days or more past due	$6,967	0.3%	$8,903	0.5%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%.

Recreation and taxi medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803
Transfer from loans, net	4,730	—	4,730
Sales	(1,080)	(117)	(1,197)
Cash payments received	(163)	(1,939)	(2,102)
Collateral valuation adjustments	(2,281)	(30)	(2,311)
Loan collateral in process of foreclosure – September 30, 2023	$1,935	$13,988	$15,923

Nine Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	13,078	2,306	15,384
Sales	(5,858)	(685)	(6,543)
Cash payments received	(291)	(7,773)	(8,064)
Collateral valuation adjustments	(6,370)	(303)	(6,673)
Loan collateral in process of foreclosure – September 30, 2023	$1,935	$13,988	$15,923

Three Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – June 30, 2022	$878	$26,096	$26,974
Transfer from loans, net	2,862	—	2,862
Sales	(1,399)	(544)	(1,943)
Cash payments received	—	(2,243)	(2,243)
Collateral valuation adjustments	(1,225)	(94)	(1,319)
Loan collateral in process of foreclosure – September 30, 2022	$1,116	$23,215	$24,331

Nine Months Ended September 30, 2022 (Dollars in thousands)	Recreation	Medallion	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	8,391	268	8,659
Sales	(5,797)	(2,659)	(8,456)
Cash payments received	—	(9,496)	(9,496)
Collateral valuation adjustments	(3,198)	(608)	(3,806)
Loan collateral in process of foreclosure – September 30, 2022	$1,116	$23,215	$24,331

As of September 30, 2023, taxi medallion loans in the process of foreclosure included 429 taxi medallions in the New York City market, 230 taxi medallions in the Chicago market, 32 taxi medallions in the Newark market, and 31 taxi medallions in other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also show results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a high-growth business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 67% of our interest income for the three and nine months ended September 30, 2023 and 71% for the three and nine months ended September 30, 2022.

We maintain relationships with approximately 3,200 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 49% and 41% of recreation lending’s new loan originations for the three and nine months ended September 30, 2023. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of September 30, 2023. The loans are fixed rate with an average term at origination of 12.8 years. The weighted average maturity of our loans outstanding as of September 30, 2023 is 10 years.

The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 58% of the portfolio, boat loans making up 20%, and trailers making up 6% of the portfolio as of September 30, 2023, compared to 58%, 20% and 13% as of September 30, 2022. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida at 15% and 10% of loans outstanding, compared to 15% and 9% as of September 30, 2022, and with no other states over 10%. As of September 30, 2023 and 2022, the weighted average FICO scores of our recreation loans outstanding were 682 and 670.

During the nine months ended September 30, 2023, the recreation portfolio grew 13% from $1.2 billion to $1.3 billion, with the average interest rate increasing 52 basis points to 14.73% from a year ago. Additionally, reserve rates increased 76 basis points from September 30, 2022, reflecting an increase in reserves due to the adoption of CECL and rising loss rates.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$44,341	$36,539	$123,349	$101,189
Total interest expense	8,770	5,003	22,254	12,700
Net interest income	35,571	31,536	101,095	88,489
Provision for credit losses	11,877	7,182	29,763	15,536
Net interest income after loss provision	23,694	24,354	71,332	72,953
Other income	128	—	128	—
Other expenses	(8,637)	(7,178)	(24,884)	(21,549)
Net income before taxes	15,185	17,176	46,576	51,404
Income tax provision	(5,169)	(4,499)	(13,549)	(13,747)
Net income after taxes	$10,016	$12,677	$33,027	$37,657
Balance Sheet Data
Total loans, gross			$1,346,440	$1,171,819
Total credit allowance			57,032	40,768
Total loans, net			1,289,408	1,131,051
Total assets			1,307,860	1,145,380
Total borrowings			1,074,592	941,801
Selected Financial Ratios
Return on average assets	3.01%	4.54%	3.56%	4.42%
Return on average equity	19.50	27.07	22.56	26.88
Interest yield	13.12	12.72	13.03	12.81
Net interest margin, gross	10.53	10.98	10.68	11.20
Net interest margin, net of allowance	10.99	11.38	11.14	11.60
Reserve coverage	4.24	3.48	4.24	3.48
Delinquency status (1)	0.45	0.45	0.45	0.45
Charge-off ratio	2.67	1.46	2.61	0.91
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 40%, 19%, and 13% of total loans outstanding as of September 30, 2023, as compared to 37%, 23%, and 12% as of September 30, 2022, with no other collateral types over 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, each representing 10% of loans outstanding September 30, 2023, compared to 10% and 9% as of September 30, 2022, with no other states over 10%. As of September 30, 2023 and 2022, the weighted average FICO scores of our home improvement loans outstanding were 763 and 753.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 1,100 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 61% of home improvement lending’s new loan originations for both the three and nine months ended September 30, 2023. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size approximately $20,000 as of September 30, 2023. The loans are fixed rate with an average term at origination of 13.6 years. The weighted average maturity of our loans outstanding as of September 30, 2023 is 12.4 years.

During the nine months ended September 30, 2023, the home improvement portfolio grew 19.8% from $626.4 million to $750.5 million, with reserve coverage rates increasing 54 basis points from a year ago reflecting an increase in reserves due to the adoption of CECL and rising loss rates. The average interest rate increased 83 basis points to 9.38% from the prior year.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$16,578	$11,689	$45,519	$31,977
Total interest expense	5,187	2,093	12,660	5,060
Net interest income	11,391	9,596	32,859	26,917
Provision for credit losses	3,860	2,041	10,680	4,943
Net interest income after loss provision	7,531	7,555	22,179	21,974
Other income	1	2	4	13
Other expenses	(4,433)	(3,165)	(12,815)	(9,282)
Net income before taxes	3,099	4,392	9,368	12,705
Income tax provision	(1,051)	(1,152)	(2,725)	(3,398)
Net income after taxes	$2,048	$3,240	$6,643	$9,307
Balance Sheet Data
Total loans, gross			$750,508	$575,210
Total credit allowance			17,300	10,208
Total loans, net			733,208	565,002
Total assets			739,452	569,603
Total borrowings			607,565	468,362
Selected Financial Ratios
Return on average assets	1.11%	2.36%	1.30%	2.10%
Return on average equity	7.21	14.06	8.21	12.75
Interest yield	8.88	8.41	8.76	8.52
Net interest margin, gross	6.10	6.91	6.32	7.17
Net interest margin, net of allowance	6.24	7.03	6.46	7.30
Reserve coverage	2.31	1.77	2.31	1.77
Delinquency status (1)	0.13	0.08	0.13	0.08
Charge-off ratio	1.61	0.77	1.20	0.56
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Minnesota, Illinois, and Texas each having 25%, 14%, 11%, and 10% of the segment portfolio, and no other states having a concentration greater than 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2,000,000 to $5,000,000 at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, wholesale trade, construction, and administrative and support services making up 43%, 16%, 15%, and 10%, of the loans outstanding as of September 30, 2023.

During the nine months ended September 30, 2023, we originated $16.7 million of loans, compared to $28.2 million in originations in the 2022 period. As of September 30, 2023, commercial loans totaled $100.3 million, reflecting the originations generated during 2023.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2023 and 2022. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$3,248	$2,493	$8,763	$6,701
Total interest expense	921	780	2,582	2,287
Net interest income	2,327	1,713	6,181	4,414
Recoveries for credit losses	621	2,100	835	5,234
Net interest (expense) income after loss provision	1,706	(387)	5,346	(820)
Other income (loss), net	2,322	(1,075)	2,936	3,199
Other expenses	(1,129)	(1,139)	(2,696)	(3,481)
Net income (loss) before taxes	2,899	(2,601)	5,586	(1,102)
Income tax benefit (provision)	(907)	700	(1,625)	295
Net income (loss) after taxes	$1,992	$(1,901)	$3,961	$(807)
Balance Sheet Data
Total loans, gross			$100,322	$93,735
Total credit allowance			3,114	963
Total loans, net			97,208	92,772
Total assets			97,298	102,367
Total borrowings			79,944	84,172
Selected Financial Ratios
Return on average assets	8.12%	(7.32)%	5.33%	(1.06)%
Return on average equity	52.31	(43.65)	33.61	(6.41)
Interest yield	13.05	10.60	12.11	10.39
Net interest margin, gross	9.35	7.29	8.55	6.84
Net interest margin, net of allowance	9.61	7.43	8.79	6.95
Reserve coverage (1)	3.10	1.03	3.10	1.03
Delinquency status (1) (2)	0.07	0.08	0.07	0.08
Charge-off ratio (3)	—	16.41	1.23	8.36
(1)
Ratio is based off of total commercial balances and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.

	As of September 30,
	2023		2022
Geographic Concentrations	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$24,747	25%	$15,149	16%
Minnesota	13,841	14	12,381	13
Illinois	10,727	11	12,866	14
Texas	9,889	10	10,070	11
Other	41,118	40	43,269	45
Total	$100,322	100%	$93,735	100%

Taxi Medallion Lending

The taxi medallion lending segment operates primarily in New York City, and to a lesser extent in Newark, Chicago and other markets. During the three and nine months ended September 30, 2023, taxi medallion values remained consistent in the New York City market. We continued to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

During the three and nine months ended September 30, 2023, we collected $5.7 million and $29.6 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $3.2 million and $18.4 million in the respective periods. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, including the $9.4 million collected in October 2023, it is unlikely that there will be other future collections at the levels experienced in the current periods.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$342	$92	$1,439	$469
Total interest expense	(69)	133	44	426
Net interest income (expense)	411	(41)	1,395	43
Recoveries for credit losses	(1,772)	(1,275)	(14,167)	(4,819)
Net interest income after loss provision	2,183	1,234	15,562	4,862
Other income	1,404	439	4,327	3,993
Other expenses	(1,421)	(3,125)	(4,191)	(8,245)
Net income (loss) before taxes	2,166	(1,452)	15,698	610
Income tax benefit (provision)	(955)	394	(4,567)	(163)
Net income (loss) after taxes	$1,211	$(1,058)	$11,131	$447
Balance Sheet Data
Total loans, gross			$3,927	$13,973
Total credit allowance			1,687	9,596
Total loans, net			2,240	4,377
Total assets			17,258	28,553
Total borrowings			14,180	23,478
Selected Financial Ratios
Return on average assets	26.70%	(13.92)%	73.52%	2.27%
Return on average equity	172.77	(82.88)	463.36	13.73
Interest yield	35.22	2.62	29.27	4.51
Net interest margin, gross	42.32	(1.17)	28.38	0.41
Net interest margin, net of allowance	77.54	(3.62)	72.66	1.25
Reserve coverage	42.97	68.68	42.97	68.68
Delinquency status (1)	—	2.24	—	2.24
Recovery ratio	(172.06)	(41.15)	(130.08)	(48.19)
(1)
Loans 90 days or more past due.

	As of September 30,
	2023		2022
Geographic Concentration	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$3,497	89%	$12,999	93%
Newark	415	11	940	7
All Other	15	*	34	*
Total	$3,927	100%	$13,973	100%

(*) Less than 1%.

	As of September 30,
	2023		2022
Geographic Concentration	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$12,233	87%	$18,990	82%
Newark	1,347	10	3,369	15
Chicago	408	3	829	4
All Other	—	—	27	*
Total	$13,988	100%	$23,215	100%

(*) Less than 1%.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is currently included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships represent $1.8 million in net loans as of September 30, 2023, compared to $0.8 million as of September 30, 2022, with originations of $36.5 million and $96.6 million during the three and nine months ended September 30, 2023 and $19.4 million and $34.3 million during the three and nine months ended September 30, 2022.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2023 and 2022.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selected Earnings Data
Total interest income	$1,377	$881	$4,385	$1,772
Total interest expense	2,293	1,645	6,839	4,785
Net interest loss	(916)	(764)	(2,454)	(3,013)
Provision (recoveries) for credit losses	(54)	(1)	(66)	152
Net interest loss after loss provision	(862)	(763)	(2,388)	(3,165)
Other income	451	403	937	1,450
Other expenses	(3,469)	(4,802)	(11,898)	(13,698)
Net loss before taxes	(3,880)	(5,162)	(13,349)	(15,413)
Income tax benefit	1,355	1,352	3,884	4,121
Net loss after taxes	$(2,525)	$(3,810)	$(9,465)	$(11,292)
Balance Sheet Data
Total loans, gross			$1,841	$773
Total credit allowance			—	—
Total loans, net			$1,841	$773
Total assets			396,759	353,638
Total borrowings			323,638	290,784
Selected Financial Ratios
Return on average assets	(2.56)%	(4.10)%	(3.31)%	(4.07)%
Return on average equity	(16.56)	(24.45)	(20.93)	(24.68)

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on average assets	2.01%	1.68%	2.52%	2.33%
Return on average equity	12.89	10.03	15.90	13.05
Return on average stockholders' equity	13.80	10.35	17.49	14.06
Net interest margin, gross	8.35	8.63	8.42	8.79
Equity to assets (1)	15.53	16.36	15.53	16.36
Debt to equity (1) (2)	5.3x	4.95	5.3x	4.95
Net loans receivable to assets	83%	82%	83%	82%
Net charge-offs	$10,370	$7,664	$25,469	$9,677
Net charge-offs as a % of average loans receivable	1.88%	1.68%	1.65%	0.78%
Allowance coverage ratio	3.59	3.32	3.59	3.32
(1)
Includes $68.8 million related to non-controlling interests in consolidated subsidiaries as of September 30, 2023 and 2022.
(2)
Excludes deferred financing costs of $8.2 million and $7.4 million as of September 30, 2023 and 2022.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

Net income attributable to shareholders was $11.2 million and $40.8 million, or $0.48 and $1.77 per diluted share, for the three and nine months ended September 30, 2023, compared to $7.6 million and $30.8 million, or $0.32 and $1.26 per diluted share, for the three and nine months ended September 30, 2022.

Total interest income was $65.9 million and $183.5 for the three and nine months ended September 30, 2023 compared to $51.7 million and $142.1 million for the three and nine months ended September 30, 2022. The increase in interest income reflects the continued growth in our recreation and home improvement segments and an increased weighted average interest rate on the loan portfolio. The yield on interest earning assets, before allowance, was 11.28% and 11.10% for the three and nine months ended September 30, 2023, compared to 10.61% and 10.69% for the three and nine months ended September 30, 2022. The increase reflects higher interest rates on new originations in our recreation, home improvement and commercial segments, with the yield anticipated to continue to increase as older loans with lower rates amortize and newer originations at the higher current rates become a larger portion of our portfolio.

Loans before allowance for credit losses were $2.2 billion as of September 30, 2023, comprised of recreation ($1.3 billion), home improvement ($750.5 million), commercial ($100.3 million), taxi medallion ($3.9 million), and strategic partnership loans ($1.8 million). We had an allowance for credit losses as of September 30, 2023 of $79.1 million, which was attributable to the recreation (72%), home improvement (22%), commercial (4%), and taxi medallion (2%) loans, and included the impact of our CECL adoption on January 1, 2023, which resulted in an increase in allowance of $13.7 million.

Loans increased $286.1 million, or 15%, from December 31, 2022 as a result of $791.0 million of loan originations, offset by principal payments, and to a lesser extent charge-offs, transfers to loan collateral in process of foreclosure and net charge-offs. The provision for credit losses were $14.5 million and $27.0 million for the three and nine months ended September 30, 2023, compared to $10.0 million and $21.0 million in the three and nine months ended September 30, 2022. The provision for credit loss in the three and nine months ended September 30, 2023 included $5.3 million and $12.4 million of charge-offs with respect to the taxi medallion lending segment, reflecting continued recovery efforts with the impaired taxi medallion portfolio, while net charge offs in the recreation and home improvement segments increased to more normal levels from the historically low levels experienced in the prior year periods. Recoveries in the taxi medallion lending segment are closely tied to our collection efforts and fluctuate significantly from quarter to quarter. Collections for the three and nine months ended September 30, 2023, including $5.7 million and $29.6 million in the taxi medallion loan portfolio, were substantially higher than normal, which we do not expect to occur on a recurring basis.

Interest expense was $17.1 million and $44.4 million for the three and nine months ended September 30, 2023, compared to $9.7 million and $25.3 million for the three and nine months ended September 30, 2022, reflecting both higher average borrowings and higher average borrowing costs during the three and nine months ended September 30, 2023, both of which we expect to further increase in the current inflationary environment. The average cost of borrowed funds was 3.28% and 3.02% for the three and nine months ended September 30, 2023, compared to 2.20% and 2.09% for the three and nine months ended September 30, 2022. The increase of 108 and 93 basis points from the prior year periods is attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing vintages with lower rates. As we replace upcoming maturities with new issues, we expect our cost of funds to further increase. In addition, we expect our interest expense to increase as a result of our refinancing of our senior notes. Average debt outstanding was $2.1 billion and $2.0 billion for the three and nine months ended September 30, 2023, up from $1.7 billion for both the three and nine months ended September 30, 2022, as we have issued additional certificates of deposits to fund our loan growth. See page 39 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $48.8 million and $139.1 million for the three and nine months ended September 30, 2023, compared to $42.0 million and $116.9 million for the three and nine months ended September 30, 2022. The net interest margin before the impact of the allowance for credit losses was 8.35% and 8.42% for the three and nine months ended September 30, 2023, compared to 8.63% and 8.79% for the three and nine months ended September 30, 2022, reflecting the above as well as a greater composition in our home improvement loan portfolio, which has a lower net interest margin as compared to our recreation loan portfolio. With the rates we charge on loans and our cost of funds both increasing due to inflation, our net interest margin has tightened, and we expect that trend to continue to some degree. However, despite such tightening of our net interest margin, our net interest still increased as a result of a higher volume of originations.

Net other income, which is comprised primarily of gains on the sale of loans and taxi medallions, gain (losses) on equity investments, prepayment fees, servicing fee income, late charges, and write-downs of loan collateral was $4.3 million and $8.3 million for the three and nine months ended September 30, 2023, primarily due to collections on the taxi medallion loans which generated gains of $1.4 million and $4.6 million for the three and nine months ended September 30, 2023, compared to $0.2 million of losses and $5.1 million of income for the three and nine months ended September 30, 2022, which included $0.5 million and $5.1 million of gains on the disposition of taxi medallion and related assets.

Operating expenses were $19.1 million and $56.5 million for the three and nine months ended September 30, 2023, compared to $19.4 million and $56.3 million for the three and nine months ended September 30, 2022. Salaries and benefits were $9.6 million and $27.8 million for the three and nine months ended September 30, 2023, compared to $8.4 million and $23.7 million for the three and nine months ended September 30, 2022, primarily reflecting a greater head count at our operating subsidiaries, Medallion Bank and Medallion Capital, and the increased cost of managing our businesses as they grow. Professional fees were $1.1 million and $4.2 million for the three and nine months ended September 30, 2023, down from $3.7 million and $12.1 million for the three and nine months ended September 30, 2022, primarily reflecting lower legal and professional costs during the quarter for a variety of corporate matters, with costs in the prior year period being elevated due to the SEC litigation. These elevated costs incurred gave rise to an approximate $6.5 million liability as a result of the collection of insurance coverage with respect to those costs. The Company anticipates recognizing the benefit of this liability, offsetting future costs, through the remainder of this matter.

Total income tax expense was $6.7 million and $18.6 million for the three and nine months ended September 30, 2023, compared to $3.2 million and $12.9 million for the three and nine months ended September 30, 2022, and included a $1.1 million valuation allowance in the 2023 periods related to certain deferred tax assets.

Loan collateral in process of foreclosure was $15.9 million at September 30, 2023, a decline from $21.8 million at December 31, 2022. The decrease primarily reflects cash payments received and structured settlements during the period.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of consumer, commercial, and taxi medallion loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, SBA debentures and borrowings, historically credit facilities, and borrowings from banks and other lenders).

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

The following table presents our interest rate sensitivity gap at September 30, 2023. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

September 30, 2023 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$129,350	$34,319	$30,542	$93,328	$97,422	$66,639	$1,708,387	$2,159,987
Adjustable rate	537	801	588	—	29	—	—	1,955
Investment securities and equity investments	5,664	1,195	6,234	2,749	2,312	5,786	39,777	63,717
Cash and cash equivalents	126,392	500	750	—	—	—	—	127,642
Total earning assets	$261,943	$36,815	$38,114	$96,077	$99,763	$72,425	$1,748,164	$2,353,301
Interest bearing liabilities
Deposits	$718,976	$568,943	$285,870	$167,466	$116,424	$—	$—	$1,857,679
Privately placed notes	3,000	—	31,250	—	92,750	—	—	127,000
SBA debentures and borrowings	5,489	14,000	14,000	2,000	1,250	—	34,000	70,739
Preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	10,000	—	—	—	—	—	—	10,000
Total liabilities	$737,465	$582,943	$331,120	$169,466	$210,424	$—	$67,000	$2,098,418
Interest rate gap	$(475,522)	$(546,128)	$(293,006)	$(73,389)	$(110,661)	$72,425	$1,681,164	$254,883
Cumulative interest rate gap	$(475,522)	$(1,021,650)	$(1,314,656)	$(1,388,045)	$(1,498,706)	$(1,426,281)	$254,883	$—
December 31, 2022 (2)	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
December 31, 2021 (2)	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (20%) as of September 30, 2023, and was (18%) as of December 31, 2022.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.4 billion and interest rate sensitive liabilities were $2.1 billion at September 30, 2023. The one-year cumulative interest rate gap was a negative $475.5 million or 20% of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, entering into borrowing arrangements with terms that align with the anticipated life of our assets, and using other options consistent with managing interest rate risk.

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

In September 2023, we completed a private placement to certain institutional investors of $39.0 million aggregate principal amount of 9.25% unsecured senior notes due September 2028, with interest payable semiannually.

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of September 30, 2023, the Bank had $18.0 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of September 30, 2023, the Bank had approximately $37.0 million in investment securities pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is 100% of fair value, for a total of approximately $37.0 million in secured borrowing capacity, none of which was utilized as of September 30, 2023.

The Bank has borrowings arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of September 30, 2023, $10.0 million was outstanding on these lines, with $65.0 million available.

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

The net proceeds from the December 2020, February 2021, March 2021, April 2021, and September 2023 private placements were used for general corporate purposes, including repayment of outstanding debt, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount, and to repurchase and cancel $33.0 million of our 8.25% notes due in March 2024.

The table below presents the components of our debt and preferred securities as of September 30, 2023, exclusive of deferred financing costs of September 30, 2023. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,857,679	89%	2.96%
Privately placed notes	127,000	6	7.99
SBA debentures and borrowings	70,739	3	3.52
Preferred securities	33,000	2	7.79
Federal reserve and other borrowings	10,000	*	5.85
Total outstanding debt	$2,098,418	100%	3.35%
(1)
Weighted average contractual rate as of September 30, 2023.
(2)
Balance includes $1.5 million of strategic partner reserve deposits as of September 30, 2023.

(*) Less than 1%.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at September 30, 2023.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$718,976	$568,943	$285,870	$167,466	$116,424	$—	$1,857,679
Privately placed notes	3,000	—	31,250	—	92,750	—	127,000
SBA debentures and borrowings	5,489	14,000	14,000	2,000	1,250	34,000	70,739
Preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	10,000	—	—	—	—	—	10,000
Total outstanding borrowings	737,465	582,943	331,120	169,466	210,424	67,000	2,098,418
Operating lease obligations	2,511	2,496	2,453	1,519	1,271	322	10,572
Total contractual obligations	$739,976	$585,439	$333,573	$170,985	$211,695	$67,322	$2,108,990
(1)
Total debt is exclusive of deferred financing costs of $8.2 million as of September 30, 2023.
(2)
Balance excludes $1.5 million of strategic partner reserve deposits as of September 30, 2023.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of September 30, 2023 by $2.5 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $1.1 million at September 30, 2023. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under preferred securities and borrowings and their respective end of period weighted average interest rates at September 30, 2023. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	MFC	MCI		FSVC		MB		September 30, 2023	December 31, 2022
Cash, cash equivalents and federal funds sold	$13,441	$193	$13,033	(1)	$884	(1)	$100,091		$127,642	$105,598
Preferred securities	33,000								33,000	33,000
Average interest rate	7.79%								7.79%	6.86%
Maturity	9/37								9/37	9/37
Retail notes and privately placed borrowings	127,000								127,000	121,000
Average interest rate	7.99%								7.99%	7.66%
Maturity	3/24 - 9/28								3/24 - 9/28	3/24-12/27
SBA debentures & borrowings
Amounts available			15,250						15,250	4,750
Amounts outstanding			70,250		489				70,739	68,512
Average interest rate			3.52%		3.25%				3.52%	3.08%
Maturity			3/24- 3/34		4/24				3/24- 3/34	3/23 - 3/33
Brokered CDs							1,859,179	(2)	1,859,179	1,610,922
Average interest rate							2.96%		2.96%	1.91%
Maturity							10/23-9/28		10/23-9/28	1/23-12/27
Federal reserve and other borrowings							10,000		10,000	—
Average interest rate							5.85%		5.85%	N/A
Maturity							10/23		10/23	N/A
Total cash	$13,441	$193	$13,033		$884		$100,091		$127,642	$105,598
Total debt outstanding	$160,000	$—	$70,250		$489		$1,869,179		$2,099,918	$1,833,434
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $1.5 million related to the strategic partnership business and $8.2 million related to listing services.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, taxi medallion loan market values, economic conditions, and competition.

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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend. A dividend of $0.08 per share was paid in August 2023. On October 24, 2023, the board of directors authorized and increased the quarterly dividend to $0.10 per share, with a dividend payable on November 30, 2023. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. The Company did not repurchase shares of common stock during the nine months ended September 30, 2023. Accordingly, as of September 30, 2023, up to $19,998,012 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2023 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2023 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 29, 2022, our board of directors authorized a new stock repurchase program, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022. Such new repurchase program replaced the previous one, which was terminated. The Company did not repurchase shares of common stock during the nine months ended September 30, 2023. Accordingly, as of September 30, 2023, up to $19,998,012 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

4.1

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1. to the Current Report on Form 8-K filed on October 2, 2023 (File No. 001-33747) and incorporated by reference herein.

10.1

Commitment Letter, dated July 6, 2023, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on July 10, 2023. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2023 (File No. 001-33747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	November 6, 2023

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.