Form 10-K
period 2023-12-31
MEDALLION FINANCIAL CORP
filed 2024-03-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 30, 2023, as reported on NASDAQ, was $146,115,624.

The number of outstanding shares of registrant’s common stock, par value $0.01, as of March 6, 2024 was 23,483,564.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, for which a Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2023 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. OUR BUSINESS

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.6 billion as of December 31, 2023 and $2.3 billion as of December 31, 2022.

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
•
Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business;
•
Medallion Funding LLC, or Medallion Funding, an SBIC, historically our primary taxi medallion lending company; and
•
Freshstart Venture Capital Corp., or Freshstart, which historically originated and serviced taxi medallion and commercial loans and was an SBIC through 2023.

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

The following table shows our loans receivable as of December 31, 2023.

(Dollars in thousands)	Loans	Allowance for Credit Losses	Net Loans Receivable
Recreation	$1,336,226	$57,532	$1,278,694
Home improvement	760,617	21,019	739,598
Commercial	114,827	4,148	110,679
Taxi medallion	3,663	1,536	2,127
Strategic partnership (1)	553	—	553
Total	$2,215,886	$84,235	$2,131,651
(1)
Strategic partnership loans are held in our non-operating segment.

Recreation Lending

Recreation lending is a growth-oriented business focused on originating prime and non-prime recreation loans, comprising 60% of our loans receivable as of December 31, 2023. The segment is a significant source of income, accounting for 67% of our interest income for the year ended December 31, 2023. All of our recreation loans are serviced by a third-party loan servicer that we have used since the business’s inception.

We maintain relationships with approximately 3,200 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to us. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 43% of recreation lending’s new loan originations for the year ended December 31, 2023. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of December 31, 2023. The loans are fixed rate with an average term at origination of 12.9 years. The weighted average maturity of our loans outstanding is 10.0 years. The size, geographic dispersion, source and collateral variety of the loans reduces risk to the Company. As of December 31, 2023, recreation loans were primarily secured by recreational vehicles, or RVs, which make up 54% of the portfolio, and boat loans, which make up 19% of the portfolio. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, at 15% and 10% of loans outstanding as of December 31, 2023 with no other states at or above 10%. As of December 31, 2023, 2022, and 2021, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 683, 671, and 668. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2023, 2022, and 2021 were 686, 676, and 684.

Home Improvement Lending

Working directly with contractors and FSPs, we offer flexible customer financing for window, siding, and roof replacement, swimming pool installations, and other home improvement projects. Our core product is a standard installment loan, which features affordable monthly payments and competitive interest rates for prime credit customers at no cost to the contractor. We also offer a variety of promotional loan options to help contractors close a challenging sale. Promotional loan options include same-as-cash, no interest, and deferred payment features, which allow borrowers to reduce the total cost of financing or start repayments when it is most convenient. Home improvement loans comprised 34% of our loans receivable as of December 31, 2023.

Home improvement lending operates in a manner similar to recreation lending, with a few key differences. We currently maintain a smaller number of relationships, with approximately 800 contractors and FSPs. Management monitors the number of contractors and FSPs and their relative contributions as a means of assessing market share and segment growth. Most of our home improvement-financed sales take place in the borrower’s home instead of a store, with the contractor presenting the borrower with a bid that includes a financing option.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. Our top ten contractors and FSP relationships were responsible for 57% of home improvement lending’s new loan originations for the year ended December 31, 2023. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

We offer home improvement loans with only fixed rates, with an average term at origination of 13.6 years. The weighted average maturity of our loans outstanding is 12.3 years as of December 31, 2023. The average size of the loans in our home improvement portfolio at December 31, 2023 was approximately $20,000. The geographic dispersion of the home improvement loan portfolio supplements credit quality in reducing risk to the Company. As of December 31, 2023, home improvement loans were concentrated in roofs, swimming pools, and windows at 41%, 20%, and 13%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida both at 10% of loans outstanding as of December 31, 2023, and with no other states at or above 10%. As of December 31, 2023, 2022, and 2021, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding were 764, 753, and 754. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2023, 2022, and 2021 were 771, 758, and 759.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses to finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. From the inception of the commercial loan business, we have originated more than $1.0 billion in commercial loans. Commercial loans of $114.8 million comprised 5% of our loans receivable as of December 31, 2023.

We have worked to increase our commercial loan activity, primarily because of the attractive higher yielding nature of most of this business. We focus our marketing efforts on the manufacturing, professional, scientific, and technical services, with California, and Minnesota each representing 27% and 12% of the segment portfolio, and no other states having a concentration greater than 10%. These commercial loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination. As a component of most of the transactions, a portion of the investment is an equity or partnership stake, and occasionally, we also receive warrants to purchase an equity interest in the borrowers or some other form of success fee or profit participation. We seek to expand our commercial loan activities by developing a more diverse borrower base with a wider geographic area of coverage, and by expanding the targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 437 basis points over the prevailing prime rate at the end of 2023, compared to 473 basis points over the prime rate at the end of 2022.

Taxi Medallion Lending

Taxi medallion loans of $3.7 million comprised less than 1% of our loans receivable as of December 31, 2023. Taxi medallion loans collateralized by taxi medallions in the New York City metropolitan area and related assets comprised 100% of the taxi medallion loan portfolio as of December 31, 2023.

Our taxi medallion loans are secured by the taxi medallion and enhanced with personal guarantees of the owners, shareholders or equity members. When a borrower defaults on a loan, we have the ability to restructure the underlying loan or repossess the taxi medallion collateralizing that loan and sell it in the market or through a foreclosure auction and pursue the personal guarantees, all of which we have done. We have recorded an allowance for credit losses against the loans to mitigate potential future losses, and since 2020, the entire portfolio has remained on nonaccrual. Consistent with our established policy, once loans become 120 days past due, they are charged off down to collateral value and transferred to loan collateral in process of foreclosure. Taxi medallion loan collateral in process of foreclosure was $10.0 million as of December 31, 2023, with 100% located in the New York City metropolitan area.

New York City Market. A New York City taxi medallion is the only permitted license to operate a taxi and accept street hails in New York City. As reported by the Taxi and Limousine Commission, or TLC, taxi medallions sold for a wide variety of prices during 2023 supporting our estimated value of $79,500, net of liquidation costs, as of December 31, 2023.

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

Strategic Partnerships

In 2019, the Bank launched a strategic partnership program to provide lending and other services to financial technology, or fintech, companies to offer loans and other financial services to customers. The Bank entered into an initial partnership in 2020 and began issuing its first loans. The associated activities are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties without recourse within a specified time after origination, such as three business days. Revenues are currently derived primarily from contracted program fees paid to us by our strategic partners and interest income earned while the loans or receivables remain on our books, offset by any transaction fees paid by us to our strategic partners for their role in processing loan applications. We originated $118.3 million and $49.5 million of strategic partnership loans for the years ended December 31, 2023 and 2022. We held $0.6 million of strategic partnership loans as of both December 31, 2023 and 2022.

Our Strategy

Our core philosophy has been to identify markets that are profitable and where we can obtain defensible market positions. The key elements of our strategy to grow our consumer lending (recreation and home improvement) and commercial lending businesses and increase their profitability include:

Capitalize on relationships with brokers and dealers. We are committed to establishing, building, and maintaining relationships with our brokers and dealers. Our marketing efforts are focused on building relationships in the consumer markets as we work directly with dealerships, contractors and FSPs to offer quality financing for their customers, including those with past credit challenges. We believe that relationships with dealers and brokers provide us with, in addition to loan origination opportunities, significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealer and broker relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers and brokers have provided and will continue to provide us with loan origination opportunities. In 2023, all of our consumer loans were generated by brokers, dealers, contractors, and FSPs.

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

Seek strategic acquisitions. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire other financing businesses and related portfolios, and specialty finance companies that make secured loans to small businesses and consumers which have experienced historically low credit losses similar to our own. Since our initial public offering in May 1996, we have acquired eight specialty finance companies, five loan portfolios, and three taxi rooftop advertising companies.

Expand our strategic partnership program. We launched an initial fintech partnership during 2020. These activities include originating loans or other receivables marketed by our partners and selling those loans or receivables to our partners or others, within a specified time after origination, such as three business days. Revenues are derived primarily from contracted program fees paid to us by our partners, and interest income earned while the loans or receivables are on our books, offset by transaction fees paid to our partners for processing loan applications. Our partners are non-banks offering loans and other financial services to their customers. We continue to evaluate and launch additional partnerships.

Loan Characteristics

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around eleven to fourteen years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, the Bank has established relationships with dealers, FSPs, and contractors, which are the sources for consumer loan volumes. The loans are made up of recreation loans and home improvement loans which were 64% and 36% of total consumer loans at December 31, 2023.

Our recreation loans are secured primarily by RVs, boats and other consumer recreational equipment with a small proportion of loans secured by other collateral such as autos, motorcycles and boat motors. These loans, which together make up our largest and most profitable loan portfolio, have a weighted average yield of 13.07% at December 31, 2023. Our home improvement loans are secured by the personal property installed on real property, and the security interest for some of these loans is perfected with a UCC fixture filing. As of December 31, 2023, these loans had a weighted average yield of 8.86%.

Commercial Loans. We have typically originated commercial loans in principal amounts generally ranging from $2.5 million to $6.0 million, and occasionally have originated loans under or in excess of those amounts. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. All loans may be prepaid, and in the first five years, a prepayment fee may be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%; however, terms and interest rates are subject to market competition for all loans.

Taxi Medallion Loans. Our taxi medallion loan portfolio consists of mostly fixed-rate loans, collateralized by first security interests in taxi medallions and related assets. We estimate that the weighted average loan-to-value ratio of all of the taxi medallion loans was 183% as of December 31, 2023, compared to 339% as of December 31, 2022. These ratios do not factor in the reserve on these loans of $1.5 million and $9.5 million as of December 31, 2023 and 2022 and also do not include loan collateral in process of foreclosure, held at the lower of amortized cost or collateral value. In addition, we have recourse against the vast majority of the owners of the taxi medallions and related assets through personal guarantees. Other than in connection with dispositions of existing taxi medallion assets, Medallion Financial Corp. has not originated a new taxi medallion loan since 2015, and the Bank has not originated a new taxi medallion loan since 2014.

Marketing, Origination, and Loan Approval Process

Each loan application is individually reviewed through analysis of several factors, including loan-to-value ratios, the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the TLC, SBA, or other regulatory body, if applicable. Each commercial and taxi medallion loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds.

The Company’s senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans (other than those by the Bank) must be approved by the Company’s Chief Executive Officer, President, and/or the Chief Credit Officer and the Investment Oversight Committee of the Company’s board of directors. Loan criteria for loans originated with the Bank is established by the Bank’s board of directors and senior management. The Bank’s policies identify specific approval authorities for its recreation and home improvement loans. Policy exceptions are reported to the Bank’s board of directors. Consumer loans are primarily sourced through relationships with RV and boat dealers, and home improvement contractors throughout our market area. Commercial loans are generally sourced through a network of private equity sponsors who we have long-standing relationships with, and are also referred by contacts with banks.

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

The table below summarizes our sources of available funds and amounts outstanding under credit facilities, exclusive of deferred financing costs of $8.5 million, and their weighted average interest rates at December 31, 2023. See Note 5 to the consolidated financial statements for additional information.

(Dollars in thousands)	Total
Cash, cash equivalents, and federal funds sold	$149,845
Brokered certificates of deposit & other funds borrowed	1,870,939
Average interest rate	3.07%
Retail notes and privately placed borrowings	139,500
Average interest rate	8.08%
Maturity	3/24 - 12/33
SBA debentures and borrowings
Amounts undisbursed	10,250
Amounts outstanding	75,250
Average interest rate	3.69%
Maturity	3/24 - 3/34
Trust preferred securities	33,000
Average interest rate	7.75%
Maturity	9/37
Total cash (1)	$149,845
Total debt outstanding	$2,118,689
(1)
Includes $110.0 million at the Bank and $8.9 million at SBIC subsidiaries.

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

Human Capital Resources

As of December 31, 2023, we employed 169 persons: 128 at Medallion Bank, 33 at our parent company, and 8 at Medallion Capital. This compares to 158 persons at the end of 2022: 119 at Medallion Bank, 33 at our parent company, and 6 at Medallion Capital.

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

SUPERVISION AND REGULATION

Exemption from the 1940 Act

In order to maintain our status as a non-investment company, we operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exception and were compliant as of December 31, 2023.

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed the Bank, which received approval from the FDIC for federal deposit insurance in October 2003. The Bank is subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors, the Deposit Insurance Fund, and the banking system as a whole, not for the protection of our other creditors and stockholders.

Under the banking charter, the Bank is authorized to make consumer and commercial loans and may accept all FDIC-insured deposits other than demand deposits (checking accounts). As a state-charted non-member bank with FDIC-insured deposits, the Bank is examined, supervised and regulated by the FDIC and the Utah Department of Financial Institutions, or the Utah DFI. The statutes enforced by, and regulations and policies of, these agencies affect almost all aspects of its business, including by prescribing permissible types of loans and investments, the amount of required capital, the permissible scope of its activities and various other requirements. If the Bank’s regulators were to determine that we have violated banking laws and regulations, including by engaging in unsafe and unsound practices, the Bank could be subject to enforcement and other regulatory actions, which could have an adverse effect on its business, results of operations and financial condition.

Capital Standards

The Bank is subject to risk-based and leverage-based capital ratio requirements under the U.S. Basel III capital rules adopted by the federal banking regulators.

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
•
Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, additional Tier 1 capital and Tier 2 capital, to risk-weighted assets. The Bank’s Tier 2 capital primarily includes allowance for credit losses up to 1.25% of the Bank’s risk-weighted assets. The minimum total risk-based capital ratio requirement is 8%.
•
Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions). The minimum Tier 1 leverage ratio requirement is 4%.

The prompt corrective action framework, which generally applies to FDIC-insured depository institutions, including the Bank, also includes capital requirements the Bank must satisfy to, among other things, be able to accept brokered deposits without limitations. See “Prompt Corrective Action” and “Brokered Deposits” below.

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

The U.S. Basel III capital rules provide for limited recognition in CET1 capital, and deduction from CET1 capital above certain thresholds, of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The federal banking regulators have adopted a rule that is designed to simplify the capital treatment of those categories of assets for banking organizations, such as the Bank, which are not subject to the advanced approaches in the U.S. Basel III capital rules.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. In July 2023, the U.S. federal bank regulatory agencies proposed a rule implementing the Basel Committee's finalization of the post-crisis regulatory capital reforms. The proposed rule would apply to large banks and banks with significant trading activity. Capital requirements would not change for community banks, which includes the Bank.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, or EGRRCPA, required the federal banking regulators to adopt regulations to implement an exemption from the U.S. Basel III capital rules for smaller banking organizations, including the Bank, which maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Specifically, the EGRRCPA provides that if any depository institution or depository institution holding company with less than $10 billion in total consolidated assets maintains tangible equity in excess of this leverage ratio, as implemented by the federal banking regulators, it would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime; and (iii) “any other capital or leverage requirements” to which the depository institution or holding company is subject, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.

The FDIC has adopted a rule, implementing the Community Bank Leverage Ratio. Under the rule, the Community Bank Leverage Ratio is the same as the Tier 1 Leverage Ratio under the Basel III capital rules and a qualifying small banking organization, such as the Bank, that has less than $10 billion in total consolidated assets and meets certain risk-based criteria can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio is greater than 9%. The Bank has not elected and currently does not expect to elect to apply the Community Bank Leverage Ratio framework but will continue to assess the framework and may choose to apply it in the future.

As a condition to receipt of FDIC insurance, the Bank entered into a capital maintenance agreement with the FDIC, or the 2003 Capital Maintenance Agreement, requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets) and an adequate allowance for credit losses and restricting the amount of taxi medallion loans that the Bank may finance to three times the Bank’s Tier 1 capital.

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

Under FDIC regulations governing brokered deposits and interest rate restrictions. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate, at the time any such deposit is accepted, in excess of (i) 75 basis points over certain national rates described in the FDIC’s regulations or (ii) 90% of the highest interest rate paid on a particular deposit product in the bank’s local market area, if the bank provides notice to the FDIC and evidence of such local rate. There are no such restrictions under the FDIC on a bank that is well-capitalized.

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

In October 2022, the FDIC adopted a rule applicable to all FDIC-insured banks that increased initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. The increased assessment is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline of September 30, 2028.

In November 2023, the FDIC adopted a final rule providing for the recovery, by special assessment, of losses to the FDIC deposit insurance fund as a result of the FDIC’s use of the systemic risk exception following the closures of Silicon Valley Bank and Signature Bank. In addition, the FDIC must recover, by special assessment, losses to the FDIC deposit insurance fund as a result of the FDIC’s use of the systemic risk exception to the least cost resolution test under the FDIA. The special assessment will be collected on the basis of insured depository institution’s uninsured deposits, adjusted to exclude the first $5 billion of uninsured deposits, and will therefore not be applicable to us.

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

Consumer Financial Protection

The Bank is subject to a number of federal and state consumer protection laws that extensively govern the Bank’s consumer lending businesses. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Electronic Fund Transfer Act and these laws’ respective state-law counterparts, as well as laws regarding unfair and deceptive acts and practices. These federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive practices and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Failure to comply with consumer protection requirements may also result in substantial reputational harm that could adversely affect our business.

Community Reinvestment Act of 1977

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act, or CRA. Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the Bank's entire assessment area, including low- and moderate-income individuals and communities in that assessment area. Currently, the Bank's assessment area is Salt Lake County, Utah. In connection with its examination of the Bank, the FDIC is required to assess the Bank's CRA performance in the areas of lending, investments and services. The FDIC may take compliance with the CRA into account when regulating and supervising the Bank's other activities. The CRA also requires the agencies to take into account banks’ records of meeting community credit needs when evaluating applications for, among other things, new branches or mergers. We have elected to be evaluated for the Bank's compliance with CRA requirements based on a strategic plan we adopted with public involvement and regulatory approval. That strategic plan includes measurable goals for helping to meet the credit needs of the Bank's assessment area and is available on the Bank's website. The CRA provides that CRA examination ratings be made public. The Bank received a rating of “Outstanding” in its most recently completed CRA examination.

In October 2023, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency, or the OCC, jointly issued a final rule that significantly amended the agencies’ regulatory framework implementing the CRA. The revised federal CRA regulations tailor CRA evaluations to bank size and type, with many of the changes applying only to banks with more than $2 billion in assets, such as the Bank. The final rule introduced major changes in four key areas: (1) the delineation of assessment areas, (2) the overall evaluation framework and performance standards and metrics, (3) the definition of community development activities and (4) data collection and reporting. The final rule will be effective on April 1, 2024, but most provisions of the rule, including the new tests, the need to define retail lending assessment areas and the data collection requirements, will become applicable on January 1, 2026. Reporting of the collected data will not be required until April 1, 2027.

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

The Bank is also subject to limits under federal law on its ability to extend credit to its directors, executive officers and principal shareholders (persons that beneficially own or control more than 10% of any class of our voting stock), as well as to entities owned or controlled by such persons. Among other things, extensions of credit to such insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with non-insiders. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. Certain extensions of credit also require the approval of the Bank’s board of directors.

Financial Privacy and Cybersecurity

Federal and state law contains extensive consumer privacy protection provisions. The Gramm-Leach-Bliley Act requires financial institutions to periodically disclose their privacy policies and practices relating to their collection, sharing and protection of nonpublic personal information and enables retail customers to opt out of their information being shared by financial institutions with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

State regulators have been increasingly active in enacting or promulgating privacy and cybersecurity standards and regulations. In recent years, several states have adopted regulations requiring certain financial institutions to implement and maintain cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented or modified their data breach notification and data privacy requirements.

In addition, pursuant to requirements applicable to FDIC-supervised banking organizations, such as us, we are required to notify the FDIC within 36 hours of incidents that have materially disrupted, degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States. No such incidents occurred during 2023.

Anti-Money Laundering and the USA PATRIOT Act

The Bank is subject to the anti-money laundering (AML) provisions of the Bank Secrecy Act, or the BSA, as amended by the USA PATRIOT Act, or the PATRIOT Act, and implementing regulations issued by the FDIC and the U.S. Treasury. The PATRIOT Act, which includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, is intended to facilitate the detection and prosecution of terrorism and international money laundering. The PATRIOT Act establishes standards for verifying customer identification incidental to the opening of new accounts. Other provisions of the PATRIOT Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The U.S. Treasury’s Office of the Financial Crimes Enforcement Network, or FinCEN, issued a final rule, applicable as of May 2018, to clarify and enhance customer due diligence requirements for financial institutions. The rule (among other things) imposes certain obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rule. Bank regulators routinely examine institutions for compliance with customer due diligence obligations. The Anti-Money Laundering Act of 2020, or AMLA, which amends the BSA, is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to AML compliance for financial institutions; requires the U.S. Department of the Treasury to periodically promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the Treasury Department for testing technology and internal processes for BSA compliance; expands enforcement- and investigations-related authority, including a significant expansion in the available sanctions for certain BSA violations and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA, including on our compliance costs and compliance risk relating to the BSA, will depend on, among other things, rulemaking and implementation guidance.

In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

Regulation by the SBA

Medallion Funding and Medallion Capital are each licensed by the SBA to operate as SBICs, under the Small Business Investment Act of 1958, as amended, or the SBIA. Freshstart, through 2023, was licensed by the SBA to operate as an SBIC. The SBIA authorizes the licensing of privately held investment vehicles as SBICs in order to provide long term financing to small business concerns. Under the SBIA and the regulations promulgated by the SBA thereunder, a “small business concern” is a business that is independently owned and operated, which is not dominant in its field of operation, and which (i) has a tangible net worth, together with any affiliates, of $24.0 million or less and average annual net income after U.S. federal income taxes for the preceding two fiscal years of $8.0 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfies alternative criteria under the Federal government’s North American Industry Classification System, or the NAICS, that assigns codes to the industry in which a small business is engaged and provides a small business size standard based either on the number of persons employed by the business or its gross revenues. In addition, at the end of each fiscal year, at least 25% of the total amount of investments must be made in “smaller enterprises” that have a net worth of $6.0 million or less, and average net income after federal income taxes for the preceding two years of $2.0 million or less. A business that meets the NAICS size standards also qualifies as a “smaller enterprise” for purposes of meeting SBA’s size standard regulations.

Investments by SBICs must generally be in active, domestic businesses. SBIC regulations preclude investment in the following types of businesses: (1) business whose primary business activity is as a relender or reinvestor (that is, directly or indirectly, providing funds to others, purchasing debt obligations, factoring, or long term leasing of equipment with no provision for maintenance or repair); (2) many kinds of real estate projects; (3) single purpose projects that are not continuing businesses; (4) companies located outside the U.S. intending to use the proceeds of the investment outside of the U.S. or companies that are located in the U.S. that have more than 49% of their employees or tangible assets located outside of the US; (5) businesses that are passive and do not carry on an active trade or business; (6) businesses that use 50% or more of the funds to buy goods or services from an associated supplier; and (7) certain “sin businesses” such as gambling and the like.

Under current SBA regulations, the maximum rate of interest that Medallion Funding and Medallion Capital may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2023, the maximum rate of interest permitted on loans originated by our SBICs was 19%. As of December 31, 2023, our outstanding taxi medallion loans had a weighted average rate of interest of 4.89%, and our outstanding commercial loans had a weighted average rate of interest of 12.87%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

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

Other

Change in Control

Because the Bank is an “insured depository institution” within the meaning of the FDIA and the Change in Bank Control Act as well as Medallion Financial Corp. being a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control of the Bank or Medallion Financial Corp., without, in most cases, prior written approval of the FDIC or the Commissioner of the Utah DFI, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of the Bank’s voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to several specified “control factors” as set forth in the applicable regulations. Although the Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss.

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

Valid When Made and True Lender

The FDIC has adopted a rule clarifying that a loan made by a state-chartered bank is considered “valid when made” pursuant to the preemptive authority in Section 27 of the FDIA, and therefore the loan’s original terms, including, among others, its interest rate, are valid and enforceable by any subsequent assignee, transferee, or buyer, regardless of the usury laws of other states, or the “Valid-When-Made Rule”. Under the Valid-When-Made Rule, the interest rate on a bank-made loan remains valid and enforceable even after the bank sells or transfers it to a party that could not have originated the loan on the same terms as the bank. The Valid-When-Made Rule does not address when a state-chartered bank is the “true lender” of a loan, and the ultimate effect of the FDIC rule remains uncertain in light of the overturning of the OCC's analogous rule pursuant to a Congressional Review Act resolution signed by President Biden, and other pending legal challenges to bank-fintech partnerships on the ground that the bank is not the “true lender.” In 2020, the state attorneys general of seven states and the District of Columbia filed suit against the FDIC, alleging that the Valid-When-Made Rule conflicts with the FDIA, exceeds the FDIC’s statutory authority, and violates the Administrative Procedure Act. In February 2022, the United States District Court for the Northern District of California granted the FDIC's motion for summary judgement, holding that the FDIC had the power to issue the Valid-When-Made Rule and that its interpretation of the federal banking laws is entitled to judicial deference. We believe the impact to the Bank of the Valid-When-Made Rule will be minimal.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Loan Portfolios and Business

Our business is heavily concentrated in consumer lending, which carries a high risk of loss that is different from and typically higher than the risk of loss associated with commercial lending, and which could be adversely affected by an economic downturn.

Our business is heavily concentrated in consumer lending. As a result, we are more susceptible to fluctuations and risks particular to consumer credit than a more diversified company would be. Our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit, including for example, the impacts of inflation, which has had and could continue to have an adverse effect on consumer spending, a rising interest rate environment, as well as the impact that geopolitical responses to international and regional wars have had on gasoline prices and the economic environment generally in the United States. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have a material adverse effect on our results of operations.

By its nature, lending to consumers carries with it different risks and typically a higher risk of loss than commercial lending. Although the net interest margins are intended to be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected and could affect the profitability of our consumer loan portfolios. For example, in 2023 our net interest margin on gross loans decreased to 8.38% from 8.73%. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and consumers may reduce their discretionary spending in areas such as recreation and home improvement, which constitute the significant majority of our business. These periods have been, and may continue to be, accompanied by increasing unemployment rates and declining values of consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default.

Additionally, higher gasoline prices, volatile real estate values and market conditions, resets of adjustable rate mortgages to higher interest rates, increases in inflation, general availability of consumer credit, or other factors that impact consumer confidence or disposable income, could increase loss frequency and decrease consumer demand for RVs, boats, trailers and other consumer products (including in connection with home improvement projects), as well as weaken collateral values on certain types of consumer products. Any decrease in consumer demand for those products could have a material adverse effect on our ability to originate new loans and, accordingly, on our business, financial condition, and results of operations.

Although declines in commodity prices, and more particularly gasoline prices, generally are financially beneficial to the individual consumer, these declines may also have a negative impact on unemployment rates in geographic areas that are highly dependent upon the oil and natural gas industry, which could adversely affect the credit quality of consumers in those areas.

Our balance sheet consists of a significant percentage of non-prime consumer loans, which are associated with higher-than-average delinquency rates. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. In addition, during an economic slow-down or recession, our servicing costs may increase without a corresponding increase in our net interest income.

Furthermore, our business is significantly affected by monetary and regulatory policies of the U.S. Federal Government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us, through interest rate changes, costs of compliance with increased regulation, and other factors. For example, the Federal Reserve raised the Federal Funds Rate several times in 2022 and 2023. If inflationary pressures persist, our interest expense could increase faster than our interest income, reducing our net interest income and net interest margin, and continuing adverse impacts on consumer spending could reduce demand for our consumer loan products. These developments, along with United States government credit, debt ceiling and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile.

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

As of December 31, 2023, 38% of our recreation loans were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for credit losses, each of which could adversely affect our net income and financial condition. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

In addition, our prime portfolio has grown in proportion to our overall portfolio over the past several years. While prime portfolios typically have lower default rates than non-prime portfolios, we have less ability to make risk adjustments to the pricing of prime loans compared to non-prime loans. As a result, to the extent our prime portfolio continues to grow, a larger proportion of our business will consist of loans with respect to which we will have less flexibility to adjust pricing to absorb losses. As a result of these factors, we may sustain higher losses than anticipated in our prime portfolio. Additionally, if our prime credit losses are higher than expected then we may also be at risk with regard to our forecasted losses, which could impact our loss reserves and results of operations.

Our allowance for credit losses may prove to be insufficient to cover losses on our loans.

We maintain an allowance for credit losses (a reserve established through a provision for losses that decreases our earnings and that, accordingly, affects our financial condition) that we believe is appropriate to provide for current expected losses in our loan portfolio.

The process for establishing an allowance for credit losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions and other assumptions. Changes in economic conditions affecting borrowers, growth in our loan portfolio, changes in the credit characteristics of our loan portfolio, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In cases where we modify loans, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans. As of December 31, 2023, the overall allowance for credit losses increased from December 31, 2022, due in part to the adoption of ASU 2016-13 (referred to as the current expected credit loss model, or CECL) methodology on January 1, 2023.

We periodically review and update our methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for credit losses to reflect our view of current conditions. Moreover, our regulators, as part of their supervisory function, periodically review the methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for credit losses. Our regulators, based on their judgment, may conclude that we should modify our methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for credit losses, and/or recognize further losses. We continue to review and evaluate our methodology, models and the underlying assumptions, estimates and assessments we use and we will implement further enhancements or changes to them, as needed. We cannot provide assurance that our credit loss reserves will be sufficient to cover actual losses. Future increases in the allowance for credit losses or recognized losses (as a result of any review, update, regulatory guidance, changes in accounting standards or otherwise) will result in a decrease in net earnings and capital and could have a material adverse effect on our business, results of operations, and financial condition.

Our business, financial condition and results of operations could be negatively impacted if we are unsuccessful in developing and maintaining relationships with dealerships, contractors, and FSPs.

We originate loans by working with third-party sellers of consumer products and not by working directly with consumers. As a result, our ability to originate consumer loans depends on relationships with a limited number of dealerships, contractors, and FSPs. Although we have relationships with various dealerships, contractors, and FSPs, none of relationships are exclusive and each may be terminated at any time. In addition, a large proportion of our new loan originations are concentrated in our top ten relationships (57% in our home improvement portfolio and 43% in our recreation portfolio), and the loss of a significant relationship could have a negative effect on demand for our products and our new loan originations. There is also significant competition for the contractor and FSP relationships we depend on in connection with our home improvement lending segment. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing dealership, contractor, and FSP relationships generate decreased sales and loan volume all may have a material adverse effect on a substantial part of our business, financial condition and results of operations.

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, financial condition and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products or the availability of competing products. If we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease, and our operations could be adversely affected. Even if we do make changes to our product offerings to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further adverse effects to our business, results of operations, and financial condition.

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

Our profitability has and may further be directly affected by interest rate levels and fluctuations in interest rates. As interest rates change, our gross interest rate spread on originations either increases or decreases because the rates charged on the loans originated are limited by market and competitive conditions, restricting our ability to pass on increased interest costs to the consumer. For example, in 2023, as interest rates increased, our net interest margin decreased by 64 basis points. Additionally, although a significant percentage of our borrowers are non-prime and are not highly sensitive to interest rate movement, increases in interest rates may reduce the volume of loans we originate. While we monitor the interest rate environment and seek to mitigate the impact of increased interest rates, we cannot provide assurance that the impact of changes in interest rates can be successfully mitigated.

In addition, the majority of our loan portfolio is comprised of fixed-rate loans. To the extent our funding costs increase in response to an increase in market rates of interest, an abrupt increase in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at higher prevailing interest rates. During 2023, we saw an increase in the cost of certificates of deposit, our largest funding source, and we expect this increase to continue in 2024.

Additionally, because we borrow to fund our loans and investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. For example, in 2023 our net interest margin on gross loans decreased to 8.38% from 8.73%. A portion of our investments, such as taxi medallion loans, will have fixed interest rates, while a portion of our borrowings may have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

Decreases in the value of our taxi medallion loan collateral, including the impact on loans in process of foreclosure, had and may continue to have, a material adverse effect on our business.

Other than in connection with dispositions of existing taxi medallion assets, or refinancings of maturing loans, we stopped originating new taxi medallion loans in July 2015, and the Bank has not originated new taxi medallion loans since 2014. Our net taxi medallion loans and related assets represent less than 1% of our total assets at December 31, 2023. In recent years, increased competition has reduced the overall market for taxi services, income generated from operating taxi medallions, and the value of taxi medallions. If these trends continue, there will be further negative impacts to our taxi medallion loans and related assets. We continue to utilize a market value for a New York City taxi medallion of $85,000, $79,500 net of liquidation costs, as of December 31, 2023. As of December 31, 2023, our entire net exposure to taxi medallion assets was concentrated in the New York City metropolitan area and had a net value of $12.1 million on our consolidated balance sheet.

Government entities may take other actions in the future, which could have adverse effects on the market for taxi medallions and which could affect our financial condition and results of operations. Every city in which we have originated taxi medallion loans, and most other major cities in the United States, limits the supply of taxi medallions, which results in supply restrictions that support the value of taxi medallions. Loosening restrictions that result in the issuance of additional taxi medallions could decrease the value of taxi medallions in that market and in turn, adversely affect the value of the collateral securing our then outstanding taxi medallion loans in that market.

We estimate that the weighted average loan-to-value ratio of our taxi medallion loans was approximately 183% as of December 31, 2023. If taxi medallion values continue to decline, there is likely to be an increase in taxi medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted taxi medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in future losses on defaulted taxi medallion loans that could have an effect on our business. If we are required to liquidate all or a portion of our taxi medallion loans quickly, we would realize less than the value at which we had previously recorded such taxi medallions.

Uncertainty relating to the reporting of collateral values for our taxi medallion loans may adversely affect the value of our portfolio.

We stopped originating taxi medallion loans in July 2015, though we have continued to refinance loans as they mature, and our taxi medallion loan portfolio represented less than 1% of our total assets at December 31, 2023. Although our taxi medallion loan portfolio now represents a small percentage of our operations, further material losses in the portfolio could have a material and adverse impact on our net income for one or more future periods.

During the third quarter of 2020, we placed all taxi medallion loans on nonaccrual and adjusted them down to collateral value, net of liquidation costs. Collateral values for taxi medallion loans reflect recent sales prices and are typically obtained from the regulatory agency in a particular local market. We rely on the integrity of the collateral value benchmarks obtained by the applicable regulatory agencies and other third parties in determining the fair value of our portfolio. Any changes or volatility in these benchmarks could cause us to suffer losses, and if the benchmarks that we currently use are deemed to be unreliable, we will need to use other intrinsic factors in determining the collateral values for our loans. We have experienced a significant downward movement in taxi medallion collateral values, which caused and may again cause a negative impact on our valuation analysis and could further significantly lower the fair market value measurements of our portfolio.

Decreases in the value of our taxi medallion loan collateral have resulted in an increase in the loan-to-value ratios of our taxi medallion loans. If taxi medallion values decline further, there is likely to be an increase in taxi medallion loan delinquencies, foreclosures and borrower bankruptcies. Our ability to recover on defaulted taxi medallion loans by foreclosing on and selling the taxi medallion collateral would be diminished, which would result in material losses on defaulted taxi medallion loans which would have a material adverse effect on our taxi medallion loan portfolio and other taxi medallion-related assets. If we are required to liquidate all or a portion of our taxi medallion loans and repossessed collateral quickly, we would realize less than the value at which we had previously recorded such taxi medallions.

Financing and Related Risks

We are subject to certain financial covenants and other restrictions under debt arrangements, which could affect our ability to finance future operations or capital needs or to engage in other business activities.

Certain privately placed notes contain financial covenants and other restrictions relating to financial ratios and minimum tangible net worth. Our ability to meet these financial covenants and restrictions could be affected by events beyond our control. A breach of these covenants could result in an event of default under the applicable debt instrument. Such a default, if not cured or waived, may allow the holders to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. Our privately placed debt is subject to cross default provisions. Certain other events can constitute an event of default. In the event our holders of the related notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Based on the foregoing factors, the operating and financial restrictions and covenants in our current debt agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. Although Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could change that might affect the availability of brokered deposits. In addition, Medallion Bank’s ability to rely on brokered deposits as a source of funding is subject to capitalization requirements set forth in the FDIC’s prompt corrective action framework. Medallion Bank may not accept or renew brokered deposits unless it is “well-capitalized”, or it is “adequately capitalized” and it receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts or renews brokered deposits under a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. See "Our Business - Supervision and Regulation" for additional information.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make payments on our indebtedness and fund operations. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% Tier 1 leverage ratio (Tier 1 capital to average assets). As of December 31, 2023, Medallion Bank’s Tier 1 leverage ratio was 16.2%. We received dividends from Medallion Bank of $20.0 million for each of the years ended December 31, 2023 and 2022 and received dividends from Medallion Capital of $4.8 million and $5.1 million for the years ended December 31, 2023 and 2022, all of which was reinvested in Medallion Capital.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds, and the banking system as a whole, and not for the protection of security holders. We are subject to regulation and supervision by the FDIC and the Utah DFI. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of Medallion Bank and us, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities or acquisitions, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

Federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, are continually undergoing substantial review and change. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. Changes in the Presidential Administration or control of Congress also increase the likelihood of further changes to laws, regulations and supervisory practices affecting financial institutions, which could include more stringent requirements and greater scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

Our inability to remain in compliance with regulatory requirements could have a material adverse effect on our operations in a given market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.

The Patriot Act and the BSA require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with BSA and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. Although we have policies and procedures designed to assist in compliance with the BSA and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums we will be required to pay for FDIC insurance. In connection with financial institution failures or losses that the deposit insurance fund suffers, we may be required to pay higher FDIC premiums, or the FDIC may charge special assessments or require future prepayments. For example, in October 2022 the FDIC increased the initial base deposit insurance assessment rates by 2 basis points beginning with the first quarterly assessment period of 2023 and in November 2023 the FDIC adopted a rule to recover, by special assessment, losses to the deposit insurance fund in connection with the closures of Silicon Valley Bank and Signature Bank. See “Supervision and Regulation—Deposit Insurance.” Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security, and data protection laws, including requirements concerning cybersecurity and security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing physical, technical, and administrative safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of the customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and state legislatures have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory and/or law enforcement notification requirements in certain circumstances in the event of a security breach. Moreover, legislators and regulators are increasingly adopting, revising or enforcing privacy, information security, and data protection laws or requirements – including privacy-related regulatory activity at the federal level (e.g., by the Federal Trade Commission) and the state level – that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities.

Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) could result in higher compliance technology, and other operational costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers and the personal information of our customers and employees, on our systems, in third-party data centers, or on the systems of service providers or other third parties on which we rely. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security and business continuity measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, or malfeasance, or other disruptions as a result of systems failures, operational events, employee error, or incidents affecting our third-party service providers (or providers to those third-party service providers). Any such breach or disruption could compromise our networks and the information stored there could be accessed, publicly disclosed, destroyed, lost, or stolen. Any such access, disclosure, destruction or other impact to the confidentiality, integrity or availability of such information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business. In addition, we may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a security breach or other information technology disruption that affects us.

We have been, and likely will continue to be, the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber-attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our work-from home arrangements, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interdependence of third parties to our systems. In addition, our increasing interconnectivity with service providers, dealerships, contractors and FSPs, including through application programming interfaces, increases the risk that a security breach or other disruption affecting a third party materially affects our ability to conduct business. Regulatory agencies have also become increasingly focused on cybersecurity, including as a result of the increasing number of cybersecurity incidents; given this regulatory and cyber threat environment, we may incur additional expenses in order to comply with new obligations.

We are dependent upon our senior management team for our future success.

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success also depends on our senior management team and its coordination with the senior management team at Medallion Bank. These members of senior management include Alvin Murstein, our Chairman and Chief Executive Officer, Andrew M. Murstein, our President and Chief Operating Officer, Anthony N. Cutrone, our Executive Vice President and Chief Financial Officer, Donald S. Poulton, President and Chief Executive Officer, Medallion Bank, D. Justin Haley, Executive Vice President and Chief Financial Officer, Medallion Bank, and Steven M. Hannay, Executive Vice President and Chief Lending Officer, Medallion Bank. The departure of any member of our senior management or the senior management team at Medallion Bank could have a material adverse effect on our ability to manage or grow our business and effectively mitigate risk.

The development and use of Artificial Intelligence, or AI, present risks and challenges that may adversely impact our business.

We or our third-party vendors, service providers, dealerships, contractors or FSPs with which we have relationships may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful or which produce outcomes contrary to the expectations of consumers. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures or other controls.

In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or exchange, which could pose a threat to financial stability.

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

As of December 31, 2023, we had $2.1 billion of outstanding indebtedness with a weighted average borrowing cost of 3.50%.

Approximately $0.7 billion of our borrowing relationships have maturity dates during 2024, a vast majority of which are brokered certificates of deposit. We currently have $33.0 million of indebtedness of which the interest rate is SOFR-based. See Note 5 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2023 by $1.6 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $1.9 million at December 31, 2023. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. The failure to receive financial statements, credit reports or other financial or business information related to our customers on a timely basis, or the inadvertent reliance by us on inaccurate, incomplete, fraudulent or misleading forms of any of the foregoing information, could result in credit losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

Laws and regulations implemented in response to climate change could result in increased operating costs for our portfolio companies.

Climate change may cause extreme weather events that may disrupt our operations, the operations of the FSPs, dealerships or contractors with which we have relationships, or the businesses and employers of our borrowers. Any such disruptions could adversely affect our business, results of operations and ability to originate new loans. Climate change and the transition to a less carbon-dependent economy could also have a negative impact on origination volumes in our Recreation Lending segment if demand for recreational vehicles decreases due to climate-related concerns. In addition, our credit risks could increase and demand for our products could decrease if and to the extent our borrowers work in industries that are negatively affected by climate change and climate transition efforts.

New regulations or guidance relating to climate change, as well as the perspectives of regulators, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products. Federal and state banking regulators and supervisory authorities and other stakeholders have increasingly viewed financial institutions as playing an important role in helping to address risks related to climate change, both directly and with respect to their customers, which may result in financial institutions coming under increased requirements and expectations regarding the disclosure and management of their climate risks and related lending activities. For example, in October 2023, the federal bank regulatory agencies jointly issued principles for climate-related financial risk management for large financial institutions, which apply to regulated financial institutions with more than $100 billion in total consolidated assets. While these principles do not apply to us, we may also become subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or analyses for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. The risk associated with, and the perspective of regulators, employees and other stakeholders regarding, climate change is evolving rapidly, which makes it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, and we expect that climate change-related risk will increase over time.

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

If our underwriting processes do not adequately assess risk, contain errors or are otherwise ineffective, whether due to automation or otherwise, our reputation and relationships with dealerships, contractors and FSPs could be harmed, our market share could decline and our financial condition, liquidity and result of operations could be adversely affected.

Our ability to maintain relationships with dealerships, contractors and FSPs is significantly dependent on our ability to effectively evaluate a borrower's credit profile and likelihood of default in a timely fashion. To conduct this evaluation, we utilize credit, pricing, loss forecasting and scoring models that allow us to automate elements of our underwriting processes. Our models are based on algorithms that evaluate several factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future credit loss. We have also been increasing the role of technology and automation in our credit underwriting processes. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates. Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, whether due to flaws in model design, inaccurate or insufficient data or otherwise, we may experience higher than forecasted losses and our financial condition, liquidity and results of operations could be adversely affected.

We regularly refine these algorithms based on new data and changing macro-economic conditions. However, the models that we use may not accurately assess the creditworthiness of our borrowers and may not be effective in assessing creditworthiness in the future. In addition, allegations, whether or not accurate, that underwriting decisions do not treat borrowers fairly, or comply with applicable laws or regulations, can result in negative publicity, reputational harm and regulatory scrutiny.

We may not control many of Medallion Capital’s portfolio companies.

We do not control Medallion Capital’s portfolio companies, even though we may have board representation or board observation rights. As a result, we are subject to the risk that a Medallion Capital portfolio company in which we invest may make business decisions with which we disagree, and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Identifying, assessing, and managing material cybersecurity risks is an important function of our enterprise risk management program. Material cybersecurity risks from cybersecurity threats are managed across Medallion Financial Corp., the Bank, Medallion Capital, and third-party vendors and monitoring such risks and threats involves coordination between us as the parent company and our two main operating subsidiaries. We continue to integrate our cybersecurity programs into our enterprise risk management program, which is led by various senior representatives of the Company and overseen by the Audit Committee of the Company’s Board of Directors.

Medallion Financial Corp., the Bank and Medallion Capital are each responsible for developing cybersecurity programs appropriate for their respective entities, including as may be required by applicable law or regulation. These programs have been guided by the National Institute of Standards and Technology Cybersecurity Framework, other industry-recognized standards, and contractual requirements, as applicable, and seek to protect each entity against cybersecurity risks and provide a foundation to respond promptly to cybersecurity events. Each entity maintains technical and organizational safeguards, including, among other things, employee testing and training, incident response programs and tabletop exercises, evaluations and assessments by third parties, vulnerability scanning, vendor management, cybersecurity insurance, and business continuity mechanisms for the protection of Company assets. Our programs also assess and manage third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors and other business partners associated with our use of third-party service providers.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, and we currently do not expect that risks from cybersecurity threats are reasonably likely to materially affect us, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance

The Audit Committee of our Board of Directors is responsible for overseeing the Company’s enterprise risk management program, including overseeing the adequacy of protection of the Company’s technology, including physical security, patent and trademark program, proprietary information, and information security. The Audit Committee receives quarterly reports from our Information Security Director and third parties on cybersecurity matters. In addition, the Audit Committee receives quarterly reports addressing cybersecurity as part of our enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates. These reports include, among other things, existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents, if any, and the status of key information security initiatives. Our Audit Committee members also engage in ad hoc conversations with management on cybersecurity-related news and events, and discuss any updates, as needed, to our cybersecurity risk management and strategy programs.

Medallion Financial Corp. employs a Director of Information Security, and our main operating subsidiaries have similar functions and/or roles conducted by various individuals. Such information security leadership are responsible for developing cybersecurity programs appropriate for their respective entities, including as may be required by applicable law or regulation. These individuals’ expertise in information security and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams and third-party vendors about, and monitor, the prevention, detection, mitigation and remediation efforts relating to any cybersecurity incidents as part of the cybersecurity programs described above.

Information regarding cybersecurity risks may be elevated from information security leadership through a variety of different channels, including discussions between or among subsidiary and parent company management, reports to subsidiary and parent company risk committees and reports to subsidiary and parent company boards and board committees. As noted above, the Audit Committee regularly receives reports on cybersecurity matters from our Information Security Director and third parties as well as part of our enterprise risk management program.

ITEM 2. PROPERTIES

We lease office space in New York City for our corporate headquarters under a lease expiring in April 2027. We also lease office space for loan origination offices and subsidiary operations in Newark, New Jersey, which, along with our New York City office, handles our taxi medallion loan segment, and in Excelsior, Minnesota, which handles our commercial lending segment. Medallion Bank leases office space in Salt Lake City, Utah under a lease expiring in November 2030, which handles the recreation and home improvement lending segments. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2018 and compares the Company’s common stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2018 in each of the Company’s common stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2018, with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 6, 2024, there were approximately 172 holders of record of our common stock. On March 6, 2024, the last reported sale price of our common stock was $8.37 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend. A dividend of $0.08 per share was paid in March, May, and August 2023. On October 24, 2023, the Company’s board of directors authorized and increased the quarterly dividend to $0.10 per share, and a dividend of $0.10 per share was paid in November 2023. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

We have adopted a dividend reinvestment plan pursuant to which stockholders may elect to have distributions reinvested in additional shares of common stock. When we declare a distribution, all participants will have credited to their plan accounts the number of full and fractional shares (computed to three decimal places) that could be obtained with the cash, net of any applicable withholding taxes that would have been paid to them if they were not participants. The number of full and fractional shares is computed at the weighted average price of all shares of common stock purchased for plan participants within the 30 days after the distribution is declared plus brokerage commissions. The automatic reinvestment of distributions will not release plan participants of any income tax that may be payable on the distribution. Stockholders may terminate their participation in the dividend reinvestment plan by providing written notice to the Plan Agent at least 10 days before any given distribution payment date. Upon termination, we will issue to a stockholder both a certificate for the number of full shares of common stock owned and a check for any fractional shares, valued at the then current market price, less any applicable brokerage commissions and any other costs of sale. There are no additional fees or expenses for participation in the dividend reinvestment plan. Stockholders may obtain additional information about the dividend reinvestment plan by contacting Equiniti Trust Company, LLC at PO Box 10027, Newark, NJ, 07101.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. As of December 31, 2023, up to $19,998,012 of shares remain authorized for repurchase under our stock repurchase program.

The Company did not repurchase shares of common stock during the quarter ended December 31, 2023.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2023, 2022, and 2021. This section is intended to provide management's perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 19. Additionally, more information about our business activities can be found in “Business.”

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of December 31, 2023, our consumer loans represented 95% of our gross loan portfolio and commercial loans represented 5%. Total assets were $2.6 billion as of December 31, 2023 and $2.3 billion as of December 31, 2022.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to consumers, debentures issued to and guaranteed by the SBA, privately placed notes, and trust preferred securities. Net interest income fluctuates with changes in the yield on our loan portfolios and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation and economic health, as well as other factors which contribute to competition and changes in the demand for our loan products. We are taking steps in the event of a potential economic downturn and in light of the current inflationary environment to moderate the pace of our recent growth.

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

The Bank is an industrial bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we referred a portion of our taxi medallion and commercial loans to the Bank, which originated these loans, and have since been serviced by Medallion Servicing Corp., or MSC. However, other than in connection with dispositions of existing taxi medallion assets, the Bank has not originated any new taxi medallion loans since 2014 (and Medallion Financial Corp. has not originated any new taxi medallion loans since 2015) and is working with MSC to service its remaining portfolio, as it winds down. MSC earns referral and servicing fees for these activities.

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

The judgments used by management in applying the critical accounting policies may be affected by deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes to the allowance for credit losses in future periods, and the inability to collect on outstanding loans could result in increased credit losses.

Provision and Allowance for Credit Losses

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for credit losses, the Company uses historical delinquency and actual loss rates with a three-year look-back period for taxi medallion loans and a one-year look-back period for recreation and home improvement loans and uses historical loss experience and other projections for commercial loans. The allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Our methodology to calculate the general reserve portion of the allowance includes the use of quantitative and qualitative factors. We initially determine an allowance based on quantitative loss factors for loans evaluated collectively for impairment. The quantitative loss factors are based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Qualitative loss factors are used to modify the reserve determined by the quantitative factors and are designed to account for losses that may not be included in the quantitative calculation according to management’s best judgment. If our qualitative loss factor rates were to increase 50 basis points, our recreation and home improvement general reserve would increase by $6.7 million and $3.8 million, respectively. Likewise, if our qualitative loss factor rates were to decrease 50 basis points, our recreation and home improvement general reserve would decrease by $6.7 million and $3.8 million, respectively.

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of December 31, 2023 and 2022, the allowance totaled $84.2 million and $63.8 million, which represented 3.80% and 3.33% of total loans, respectively. The increase in the allowance for credit losses as of December 31, 2023 was primarily driven by the adoption of the CECL accounting standard, which resulted in a $13.7 million increase in our allowance for credit losses, and due to growth in our recreation and home improvement loan portfolios, as well as growth in the commercial loan portfolio, offset by a reduction in allowance specific to the taxi medallion portfolio as the taxi medallion loan portfolio continued to shrink through collections.

All taxi medallion loans are deemed impaired and have a specific allowance for each loan, such that the underlying net loan has a value no greater than collateral value. The determination of taxi medallion collateral fair value is derived quarterly for each jurisdiction. For taxi medallion loans, delinquent nonperforming loans are valued at collateral value for the most recent quarter. Collateral value for the taxi medallion loans is generally determined utilizing factors deemed relevant under the circumstances of the market including but not limited to: actual transfers, pending transfers, median and average sales prices, discounted cash flows, market direction and sentiment, and general economic trends for the industry and economy. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We deem a loan impaired when, based on current information and events, it is probable that we will be unable to collect the amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. We charge-off loans in the period that such loans are deemed uncollectible or when they reach 120 days delinquent regardless of whether the loan is a recreation, home improvement, or taxi medallion loan.

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

Goodwill and Intangible Assets

Goodwill and intangible assets arose as a result of the excess of the fair value that was determined by an independent third party expert over the book value of several of our previously unconsolidated portfolio investment companies as of April 2, 2018. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. The annual goodwill assessment is focused on the Bank goodwill of $150.8 million and intangible assets of $20.6 million, both of which utilized a step zero qualitative impairment analysis based on historical and projected financial data. The Bank-related intangible assets are amortized over their approximate useful life.

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

AVERAGE BALANCES AND RATES

The following table shows our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$23,773	$881	3.71%	$4,288	$153	3.57%	$3,149	$56	1.78%
Federal funds sold	70,021	3,130	4.47	71,847	956	1.33	45,096	23	0.05
Investment securities	52,065	1,728	3.32	46,832	1,176	2.51	45,195	769	1.70
Loans
Recreation	1,283,434	167,765	13.07	1,085,211	139,145	12.82	879,625	118,305	13.45
Home improvement	708,031	62,703	8.86	526,377	44,703	8.49	374,083	34,204	9.14
Commercial	99,394	12,903	12.98	87,936	9,705	11.04	66,874	7,070	10.57
Taxi medallion	5,924	1,550	26.16	13,803	627	4.54	21,266	(1,483)	(6.97)
Strategic partnerships	1,387	380	27.40	537	156	29.05	70	22	31.43
Total loans	2,098,170	245,301	11.69	1,713,864	194,336	11.34	1,341,918	158,118	11.78
Total interest-earning assets, before allowance	2,244,029		11.19	1,836,831		10.70	1,435,358		11.08
Allowance for credit losses	(76,596)			(56,866)			(50,592)
Total interest-earning assets, net of allowance	2,167,433	251,040	11.58%	1,779,965	196,621	11.06	1,384,766	158,966	11.51
Non-interest-earning assets
Cash	16,704			39,535			47,050
Equity investments	11,036			10,570			9,830
Loan collateral in process of foreclosure (1)	18,230			28,823			47,764
Goodwill and intangible assets	172,118			173,563			199,160
Other assets	52,680			46,794			44,129
Total non-interest-earning assets	270,768			299,285			347,933
Total assets	$2,438,201			$2,079,250			$1,732,699
Interest-bearing liabilities
Deposits	$1,764,262	$47,784	2.71%	$1,440,328	$22,666	1.57%	$1,134,531	$17,543	1.55%
Retail and privately placed notes	123,808	10,286	8.31	121,000	10,008	8.27	120,704	10,226	8.47
SBA debentures and borrowings	68,519	2,387	3.48	69,188	2,228	3.22	64,733	2,116	3.27
Trust preferred securities	33,000	2,489	7.54	33,000	1,283	3.89	33,000	981	2.97
Notes payable to banks	—	—	—	—	—	—	10,960	134	1.22
Other borrowings	—	—	—	—	—	—	6,782	140	2.06
Total interest-bearing liabilities	1,989,589	62,946	3.16	1,663,516	36,185	2.17	1,370,710	31,140	2.28
Non-interest-bearing liabilities
Deferred tax liability	23,747			22,187			7,444
Other liabilities (2)	37,749			30,574			27,634
Total non-interest-bearing liabilities	61,496			52,761			35,078
Total liabilities	2,051,085			1,716,277			1,405,788
Non-controlling interest	69,253			69,253			72,162
Total stockholders’ equity	317,863			293,720			254,749
Total liabilities and stockholders’ equity	$2,438,201			$2,079,250			$1,732,699
Net interest income		$188,094			$160,436			$127,826
Net interest margin, gross			8.38			8.73			8.91
Net interest margin, net of allowance			8.68%			9.05%			9.25%
(1)
Includes financed sales of this collateral to third parties reported separately from the loan portfolio, and that are conducted by the Bank of $6.2 million, $7.5 million, and $7.4 million as of December 31, 2023, 2022, and 2021.
(2)
Excludes deferred financing costs of $8.5 million, $7.0 million, and $7.1 million as of December 31, 2023, 2022, and 2021.

For the year ended December 31, 2023, our net loans receivable yielded 11.69% as compared to 11.34% for the year ended December 31, 2022. The 35 basis point increase reflects a higher yield on our loan portfolios, as we have increased the rates charged on new consumer originations over the past year as prevailing market interest rates have increased. We have used the higher interest rate environment as an opportunity to increase the rates on both newly issued recreation and home improvement loans, which is expected to continue to increase the yield on these portfolios over time, as well as increase the credit quality of our new issuances, particularly in our recreation segment, with the average FICO scores, measured at origination, of our recreation loans outstanding being 683 as of December 31, 2023 compared to 671 as of December 31, 2022. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the year ended December 31, 2023 of 3.16% increased 99 basis points from 2.17% for the year ended December 31, 2022, attributable to the current higher interest rate environment, particularly the higher cost associated with our deposits. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. We have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$755	$2,147	$2,902	$174	$223	$397	$(31)	$(55)	$(86)
Investment securities	174	378	552	41	366	407	(24)	(205)	(229)
Loans
Recreation	25,911	2,709	28,620	26,435	(5,595)	20,840	14,749	(7,150)	7,599
Home improvement	16,087	1,913	18,000	12,912	(2,413)	10,499	7,961	(1,030)	6,931
Commercial	1,487	1,711	3,198	2,382	818	3,200	(287)	23	(264)
Taxi medallion	(2,062)	2,985	923	(526)	2,704	2,178	11,994	(11,959)	35
Strategic partnerships	233	(9)	224	136	(2)	134	19	(1)	18
Total loans	$41,656	$9,309	$50,965	$41,339	$(4,488)	$36,851	$34,436	$(20,117)	$14,319
Total interest-earning assets	$42,585	$11,834	$54,419	$41,554	$(3,899)	$37,655	$34,381	$(20,377)	$14,004
Interest-bearing liabilities
Deposits	$8,774	$16,344	$25,118	$4,812	$311	$5,123	$1,302	$(6,089)	$(4,787)
Retail and privately placed notes	233	45	278	24	(242)	(218)	4,263	(850)	3,413
SBA debentures and borrowings	(23)	182	159	143	(31)	112	(223)	(294)	(517)
Trust preferred securities	—	1,206	1,206	—	302	302	—	14	14
Notes payable to banks	—	—	—	(134)	0	(134)	(261)	(850)	(1,111)
Other borrowings	—	—	—	(140)	0	(140)	(31)	8	(23)
Total interest-bearing liabilities	$8,984	$17,777	$26,761	$4,705	$340	$5,045	$5,050	$(8,061)	$(3,011)
Net	$33,601	$(5,943)	$27,658	$36,849	$(4,239)	$32,610	$29,331	$(12,316)	$17,015

For the year ended December 31, 2023, the increase in interest income was mainly driven by the increase in volume of consumer loans, with a large portion of that increase occurring in the first half of the year, as well as an increase in overall yield on interest-earning assets as we issue new loans at interest rates higher than the weighted average rates of our then current portfolio. The increase in interest expense was driven by an increase in borrowing costs, primarily the increases in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, and trust preferred securities, and has historically included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are, on average, our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for more flexible interest rate management strategies. In September 2023, we issued and sold $39.0 million aggregate principal amount of 9.25% senior notes due in September 2028, and repurchased $33.0 million aggregate principal amount of our 8.25% senior notes due in March 2024. In December 2023, we issued and sold $12.5 million aggregate principal amount of 9.00% senior notes due in December 2033. The proceeds of both offerings were used for general corporate purposes and repayment of the senior notes maturing in March 2024.

Our cost of funds is primarily driven by the rates paid on our various borrowings and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements regarding the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table shows the average borrowings and related borrowing costs for the years ended December 31, 2023, 2022, and 2021. We expect our borrowing costs to further increase as prevailing interest rates continue at, or rise from, these levels.

We continue to seek SBA funding through Medallion Capital, to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA, and SBA regulations. In July 2023, we obtained a $20.0 million commitment from the SBA, $9.8 million of which has been utilized as of December 31, 2023, with $5.2 million currently drawable, and the balance of $5.5 million drawable upon the infusion of $2.4 million of capital. At December 31, 2023 and 2022, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the years ended December 31, 2023 and 2022, there was continued growth in the recreation and home improvement segments.

Year Ended December 31, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	447,039	357,394	34,850	2,426	118,338	960,047
Principal payments, sales, maturities, and recoveries	(231,158)	(209,894)	(13,389)	(6,859)	(118,357)	(579,657)
Charge-offs	(50,512)	(12,308)	(1,019)	(3,829)	—	(67,668)
Transfer to loan collateral in process of foreclosure, net	(18,875)	—	—	(2,306)	—	(21,181)
Amortization of origination costs	(12,270)	2,668	14	—	—	(9,588)
FASB origination costs, net	18,490	(3,642)	(164)	660	—	15,344
Paid-in-kind interest	—	—	1,636	—	—	1,636
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886

Year Ended December 31, 2022 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	513,062	392,543	28,172	605	49,526	983,908
Principal payments, sales, maturities, and recoveries	(259,326)	(196,203)	(6,610)	(419)	(49,044)	(511,602)
Charge-offs	(27,055)	(6,393)	(6,083)	(314)	—	(39,845)
Transfer to loan collateral in process of foreclosure, net	(12,444)	—	—	(347)	—	(12,791)
Amortization of origination costs	(10,470)	1,763	—	—	—	(8,707)
Amortization of loan premium	(213)	(322)	—	—	—	(535)
FASB origination costs, net	18,638	(1,761)	—	—	—	16,877
Paid-in-kind interest	—	—	724	—	—	724
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953

The following table presents the approximate maturities and sensitivity to change in interest rates for our loans as of December 31, 2023.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$21,076	$252,085	$1,753,773	$147,289	$2,174,223
Recreation	1,874	128,397	1,131,052	29,632	1,290,955
Home improvement	8,940	33,024	604,448	117,657	764,069
Commercial	7,636	89,074	18,273	—	114,983
Strategic partnerships	553	—	—	—	553
Taxi medallion	2,073	1,590	—	—	3,663
Adjustable-rate	$500	$1,136	$—	$—	$1,636
Recreation	500	1,136	—	—	1,636
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans(1)(2)(3)	$21,576	$253,221	$1,753,773	$147,289	$2,175,859
(1)
Excludes strategic partnership loans.
(2)
Excludes deferred costs.
(3)
As of December 31, 2023, there were no floating-rate loans.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s quarterly evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of December 31, 2023 and 2022, the allowance totaled $84.2 million and $63.8 million, which represented 3.80% and 3.33% of total loans, respectively. The increase in the allowance for credit losses as of December 31, 2023 was primarily driven by the adoption of the CECL accounting standard, which resulted in a $13.7 million increase in our allowance for credit losses, and due to growth in our recreation and home improvement loan portfolios, as well as growth in the commercial loan portfolio, offset by a reduction in allowance specific to the taxi medallion portfolio as the taxi medallion loan portfolio continued to shrink through collections.

The following table sets forth the activity in the allowance for credit losses for December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses – beginning balance (1)	$63,845	$50,166
CECL transition amount upon ASU 2016-13 adoption	13,712	—
Charge-offs
Recreation	(50,512)	(27,055)
Home improvement	(12,308)	(6,393)
Commercial	(1,019)	(6,083)
Taxi medallion	(3,829)	(314)
Total charge-offs	(67,668)	(39,845)
Recoveries
Recreation	11,449	13,785
Home improvement	2,886	2,761
Commercial	10	47
Taxi medallion	22,191	6,872
Total recoveries	36,536	23,465
Net charge-offs (2)	(31,132)	(16,380)
Provision for credit losses	37,810	30,059
Allowance for credit losses – ending balance (3)	$84,235	$63,845
(1)
Represents allowance prior to the adoption of ASU 2016-13.
(2)
As of December 31, 2023, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $176.8 million, including $107.9 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for us.
(3)
As of December 31, 2023, there was no allowance for credit loss and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, we also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, we are required to disclose current period gross write-offs, by year of origination, for financing receivables.

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$3,136	$18,836	$10,857	$5,115	$5,001	$7,567	$50,512
Home improvement	2,196	5,686	2,662	702	435	627	12,308
Commercial	—	—	119	—	900	—	1,019
Taxi medallion	—	—	—	—	—	3,829	3,829
Total	$5,332	$24,522	$13,638	$5,817	$6,336	$12,023	$67,668

The following tables set forth the allowance for credit losses, by type, as of December 31, 2023 and 2022 follows:

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%	3.80%	324.31%

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Taxi medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%
As of December 31, 2023, the total allowance rate for credit losses increased 47 basis points from December 31, 2022, due to the adoption of CECL and rising loss rates which resulted in higher allowances for recreation, home improvement, and commercial loans, offset by a reduction in the allowance for taxi medallion loans due to recoveries and structured settlements entered into during the year.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	Year Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Recreation	$9,095	0.4%	$7,365	0.4%	$3,818	0.3%
Home improvement	1,502	0.1%	579	*	132	*
Commercial	6,240	0.3%	74	*	74	*
Taxi medallion	—	*	885	*	—	*
Total loans 90 days or more past due	$16,837	0.8%	$8,903	0.5%	$6,878	0.6%
(1)
Percentages are calculated against the total or managed loan portfolio, as appropriate.

(*) Less than 0.1%.

Recreation and taxi medallion loans that reach 120 days past due are charged down to collateral value and reclassified to loan collateral in process of foreclosure. The following tables show the activity of loan collateral in process of foreclosure for the December 31, 2023 and 2022.

Year Ended December 31, 2023 (Dollars in thousands)	Recreation	Taxi Medallion (1)	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	18,875	2,306	21,181
Sales	(7,890)	(700)	(8,590)
Cash payments received	(730)	(11,311)	(12,041)
Collateral valuation adjustments	(9,852)	(745)	(10,597)
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$9,993	$11,772
(1)
As of December 31, 2023, taxi medallion loans in the process of foreclosure included 333 taxi medallions in the New York market, 206 taxi medallions in the Chicago market, 31 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

Year Ended December 31, 2022 (Dollars in thousands)	Recreation	Taxi Medallion (1)	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	12,444	347	12,791
Sales	(7,707)	(2,668)	(10,375)
Cash payments received	—	(12,289)	(12,289)
Collateral valuation adjustments	(5,081)	(657)	(5,738)
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
(1)
As of December 31, 2022, taxi medallion loans in the process of foreclosure included 452 taxi medallions in the New York market, 335 taxi medallions in the Chicago market, 54 taxi medallions in the Newark market, and 39 taxi medallions in various other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also show results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a growth oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 67%, 71%, and 74% of our interest income for the years ended December 31, 2023, 2022, and 2021.

We maintain relationships with approximately 3,200 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 43% of recreation lending’s new loan originations for the year ended December 31, 2023. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of December 31, 2023. The loans are fixed rate with an average term at origination of 12.9 years. The weighted average maturity of our loans outstanding as of December 31, 2023 is 10.0 years.

The loans are secured primarily by RVs, boats, and trailers, with RV loans making up 54% of the portfolio and boat loans making up 19% of the portfolio as of December 31, 2023, compared to 58% and 19% as of December 31, 2022. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, at 15% and 10% of loans outstanding with no other states at or above 10%. As of December 31, 2023, 2022, and 2021, the weighted average FICO, measured at origination, scores of our recreation loans outstanding were 683, 671, and 668. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2023, 2022, and 2021 were 686, 676, and 684.

During the year ended December 31, 2023, the recreation portfolio grew 13% from $1.2 billion to $1.3 billion, with the average interest rate increasing 51 basis points to 14.79% from a year ago. Additionally, during the year ended December 31, 2023, allowance for credit losses increased 76 basis points from December 31, 2022, reflecting an increase in reserves due to the adoption of CECL, rising loss rates and various economic factors.

During the year ended December 31, 2023, we originated $447.0 million recreation loans, a decrease of $66.0 million compared to $513.1 million from a year ago. The decrease was driven by more restrictive underwriting standards in 2023 compared to 2022 and management's efforts to mitigate concentration risk by moderating portfolio growth, as well as lower demand than what was experienced in the years following the COVID-19 pandemic. The following table presents quarterly originations for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
First Quarter	$101,681	$114,406	$93,850
Second Quarter	190,007	170,207	134,467
Third Quarter	92,603	149,151	118,407
Fourth Quarter	62,748	79,298	95,197
Year Ended	$447,039	$513,062	$441,921

As of December 31, 2023, 38% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the years ended December 31, 2023, 2022, and 2021.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
2023	$447,039	$152,045	34%
2022	$513,062	$180,697	35%
2021	$441,921	$130,296	29%

The following table presents selected financial data and ratios as of and for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Selected Earnings Data
Total interest income	$167,765	$139,145	$118,305
Total interest expense	31,436	17,932	9,993
Net interest income	136,329	121,213	108,312
Provision for credit losses	44,592	22,802	7,671
Net interest income after loss provision	91,737	98,411	100,641
Other income	376	—	—
Other expenses	(32,601)	(30,463)	(30,156)
Net income before taxes	59,512	67,948	70,485
Income tax provision	(17,231)	(17,989)	(18,699)
Net income after taxes	$42,281	$49,959	$51,786
Balance Sheet Data
Total loans, gross	$1,336,222	$1,183,512	$961,320
Total credit allowance	57,532	41,966	32,435
Total loans, net	1,278,690	1,141,546	928,885
Total assets	1,297,870	1,154,680	943,753
Total borrowings	1,062,584	936,789	744,701
Selected Financial Ratios
Return on average assets	3.36%	4.38%	5.93%
Return on average equity	21.24	26.66	29.66
Interest yield	13.07	12.82	13.45
Net interest margin, gross	10.62	11.17	12.31
Net interest margin, net of allowance	11.09	11.57	12.76
Reserve coverage	4.31	3.55	3.37
Delinquency status (1)	0.70	0.64	0.41
Charge-off ratio	3.04	1.22	0.29
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 41%, 20%, and 13% of total loans outstanding as of December 31, 2023, as compared to 37%, 23%, and 12% as of December 31, 2022, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida each at 10% of loans outstanding December 31, 2023, with no other states at or above 10%. As of December 31, 2023, 2022, and 2021, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding were 764, 753, and 754. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2023, 2022, and 2021 were 771, 758, and 759.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 800 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for over 50% of home improvement lending’s new loan originations for the years ended December 31, 2023 and 2022. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of December 31, 2023. The loans are fixed rate with an average term at origination of 13.6 years. The weighted average maturity of our loans outstanding as of December 31, 2023 is 12.3 years.

During the year ended December 31, 2023, the home improvement portfolio grew 21% from $626.4 million to $760.6 million, with allowance for credit losses increasing 95 basis points from a year ago reflecting an increase in reserves due to the adoption of CECL and rising loss rates. The average interest rate increased 86 basis points to 9.51% from the prior year.

During the year ended December 31, 2023, we originated $357.4 million home improvement loans, compared to $392.5 million in the prior year. The decrease was driven by more restrictive underwriting standards in 2023 compared to 2022 and management's efforts to mitigate concentration risks. The following table presents quarterly originations for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
First Quarter	$94,981	$89,820	$48,059
Second Quarter	117,035	105,172	62,992
Third Quarter	79,333	100,451	68,692
Fourth Quarter	66,045	97,100	78,295
Year Ended	$357,394	$392,543	$258,038

As of December 31, 2023, 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the years ended December 31, 2023, 2022, and 2021.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
2023	$357,394	$3,094	1%
2022	$392,543	$5,068	1%
2021	$258,038	$4,034	2%

The following table presents selected financial data and ratios as of and for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Selected Earnings Data
Total interest income	$62,703	$44,703	$34,204
Total interest expense	18,137	7,697	4,153
Net interest income	44,566	37,006	30,051
Provision for credit losses	17,583	7,616	2,750
Net interest income after loss provision	26,983	29,390	27,301
Other income	6	14	63
Other expenses	(16,752)	(13,514)	(11,703)
Net income before taxes	10,237	15,890	15,661
Income tax provision	(2,964)	(4,207)	(4,155)
Net income after taxes	$7,273	$11,683	$11,506
Balance Sheet Data
Total loans, gross	$760,621	$626,399	$436,772
Total credit allowance	21,019	11,340	7,356
Total loans, net	739,602	615,059	429,416
Total assets	744,904	618,923	442,503
Total borrowings	609,863	502,131	349,172
Selected Financial Ratios
Return on average assets	1.04%	1.95%	2.90%
Return on average equity	6.60	12.08	14.49
Interest yield	8.86	8.49	9.14
Net interest margin, gross	6.29	7.03	8.03
Net interest margin, net of allowance	6.45	7.16	8.17
Reserve coverage	2.76	1.81	1.68
Delinquency status (1)	0.20	0.09	0.03
Charge-off ratio	1.33	0.69	0.15
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Minnesota, and Wisconsin having 27%, 12%, and 10% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. The commercial lending business has concentrations in manufacturing, construction, and wholesale trade that make up 53%, 13%, and 11% of total loans outstanding as of December 31, 2023, as compared to 50%, 11%, and 14% as of December 31, 2022. During the year ended December 31, 2023, we originated $34.9 million of loans, compared to $28.2 million in originations in 2022. As of December 31, 2023, commercial loans totaled $114.8 million.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2023, 2022, and 2021. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Selected Earnings Data
Total interest income	$12,719	$9,348	$6,592
Total interest expense	3,597	3,040	2,720
Net interest income	9,122	6,308	3,872
Provision for credit losses	1,988	5,963	—
Net interest income after loss provision	7,134	345	3,872
Other income	5,971	3,306	6,542
Other expenses	(3,547)	(4,910)	(3,441)
Net income (loss) before taxes	9,558	(1,259)	6,973
Income tax (provision) benefit	(2,767)	333	(1,850)
Net income (loss) after taxes	$6,791	$(926)	$5,123
Balance Sheet Data
Total loans, gross	$114,827	$92,899	$76,696
Total credit allowance	4,148	1,049	1,141
Total loans, net	110,679	91,850	75,555
Total assets	110,850	101,447	102,711
Total borrowings	90,754	82,304	81,048
Selected Financial Ratios
Return on average assets	6.65%	(0.91)%	6.12%
Return on average equity	41.51	(5.50)	30.61
Interest yield	12.80	10.63	9.86
Net interest margin, gross	9.18	7.17	5.79
Net interest margin, net of allowance	9.45	7.28	5.81
Reserve coverage	3.61	1.13	1.49
Delinquency status (1)	5.40	0.08	0.10
Charge-off ratio	1.02	6.86	0.00
(1)
Loans 90 days or more past due.

	As of December 31,
	2023		2022
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$31,225	27%	$21,585	23%
Minnesota	13,879	12	12,048	13
Wisconsin	11,393	10	5,054	5
Texas	10,725	9	9,853	11
Illinois	8,474	7	12,873	14
Other (1)	39,131	35	30,690	34
Total	$114,827	100%	$92,103	100%
(1)
Includes 13 other states, which were all under 10% as of December 31, 2023 and 9 other states, which were all under 10% as of December 31, 2022.

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the year ended December 31, 2023, taxi medallion values remained consistent in the New York City and Newark markets with all other markets being valued at $0 at the end of the year. We continued to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

During the year ended December 31, 2023, we collected $45.2 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $29.6 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at the levels experienced in the current year.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Selected Earnings Data
Total interest income (loss)	$1,596	$632	$(1,483)
Total interest expense	72	508	5,914
Net interest income	1,524	124	(7,397)
Benefit for credit losses	(26,318)	(6,474)	(7,752)
Net interest income after loss provision	27,842	6,598	355
Other income (loss)	3,358	4,341	(641)
Other expenses	(7,256)	(10,520)	(1,350)
Net income (loss) before taxes	23,944	419	(1,636)
Income tax (provision) benefit	(6,933)	(111)	433
Net income (loss) after taxes	$17,011	$308	$(1,203)
Balance Sheet Data
Total loans, gross	$3,663	$13,571	$14,046
Total credit allowance	1,536	9,490	9,234
Total loans, net	2,127	4,081	4,812
Total assets	12,247	25,496	86,526
Total borrowings	10,027	20,685	68,276
Selected Financial Ratios
Return on average assets	91.25%	1.18%	(0.13)%
Return on average equity	574.86	6.97	(0.64)
Interest yield	26.94	4.58	(6.97)
Net interest margin, gross	25.73	0.90	(34.78)
Net interest margin, net of allowance	61.60	2.76	(93.60)
Reserve coverage	41.93	69.93	65.74
Delinquency status (1)	—	6.52	0.00
Charge-off ratio	(309.96)	(47.51)	41.72
(1)
Loans 90 days or more past due.

	As of December 31,
	2023		2022
Geographic Concentration (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
New York City	$3,436	94%	$12,626	93%
Newark	227	6	916	7
All Other	—	—	29	*
Total	$3,663	100%	$13,571	100%

(*) Less than 1%.

	As of December 31,
	2023		2022
Geographic Concentration (Dollars in thousands)	Total Loan Collateral in Process of Foreclosure	% of Market	Total Loan Collateral in Process of Foreclosure	% of Market
New York City	$8,863	89%	$16,720	82%
Newark	1,130	11	2,965	14
Chicago	—	—	732	4
All Other	—	—	26	*
Total	$9,993	100%	$20,443	100%

(*) Less than 1%.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships represent $0.6 million in net loans as of both December 31, 2023 and December 31, 2022, with originations of $118.3 million during the year ended December 31, 2023. This segment also reflects the gains (losses) on the dispositions of certain non-core assets.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2023, 2022, and 2021.

(Dollars in thousands)	Year Ended December 31,
	2023	2022	2021
Selected Earnings Data
Total interest income	$6,257	$2,793	$1,348
Total interest expense	9,704	7,008	7,814
Net interest expense	(3,447)	(4,215)	(6,466)
Provision (benefit) for credit losses	(35)	152	1,953
Net interest expense after loss provision	(3,412)	(4,367)	(8,419)
Other income	1,609	1,865	12,319
Other expenses	(15,412)	(12,646)	(10,866)
Net loss before taxes	(17,215)	(15,148)	(6,966)
Income tax benefit	4,985	4,011	1,552
Net loss after taxes	$(12,230)	$(11,137)	$(5,414)
Balance Sheet Data
Total loans, gross	$553	$572	$90
Total credit allowance	—	—	—
Total loans, net	553	572	90
Total assets	421,956	359,333	297,564
Total borrowings	345,462	291,526	234,804
Selected Financial Ratios
Return on average assets	(3.13)%	(3.02)%	(2.01)%
Return on average equity	(19.78)	(18.40)	(14.49)

Summary Consolidated Financial Ratios

The following table presents selected financial data and ratios as of and for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Return on average assets	2.51%	2.40%	3.33%
Return on average stockholder's equity	17.33	14.92	21.24
Return on average equity	15.79	13.74	17.64
Net interest margin, gross	8.38	8.73	8.91
Equity to assets (1)	15.91	16.40	19.00
Debt to equity (2)	5.1x	4.9x	4.2x
Net loans receivable to assets	82%	82%	77%
Net charge-offs	31,132	16,380	12,004
Net charge-offs as a % of average loans receivable	1.48%	0.99%	0.93%
Reserve coverage	3.80	3.33	3.37
(1)
Includes $68.8 million, related to non-controlling interests in consolidated subsidiaries as of December 31, 2023, 2022, and 2021.
(2)
Excludes deferred financing costs of $8.5 million, $7.0 million, and $7.1 million as of December 31, 2023, 2022, and 2021.

CONSOLIDATED RESULTS OF OPERATIONS

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net income attributable to shareholders was $55.1 million, or $2.37 per share, for the year ended December 31, 2023, compared to $43.8 million, or $1.83 per share, for the year ended December 31, 2022.

Total interest income was $251.0 million for the year ended December 31, 2023, compared to $196.6 million for the year ended December 31, 2022. The increase in interest income reflects continued growth in the recreation and home improvement lending segments, and to a lesser extent, growth in our commercial lending segment, as well as higher interest rates. The yield on interest earning assets was 11.19% for the year ended December 31, 2023, compared to 10.70% for the year ended December 31, 2022, reflecting new originations being priced at higher rates given the current interest rate environment. Average interest earning assets were $2.2 billion for the year ended December 31, 2023, an increase from $1.8 billion for the year ended December 31, 2022, due to continued growth of both recreation and home improvement loans, largely in the first half of 2023. In 2023, loan originations were $960.1 million, down from $983.9 million in 2022, with $447.0 million and $357.4 million of the 2023 originations attributable to the recreation and home improvement loans. In 2023, we raised credit standards and increased rates charged on new originations for both of our consumer loan products. This, along with lower demand than what was experienced in the years following the COVID-19 pandemic, resulted in somewhat lower originations.

Loans before allowance for credit losses were $2.2 billion as of December 31, 2023, comprised of recreation ($1.3 billion), home improvement ($0.8 billion), commercial ($114.8 million), taxi medallion ($3.7 million), and strategic partnership (less than $0.6 million) loans. We had an allowance for credit losses as of December 31, 2023 of $84.2 million, which was attributable to the recreation (68%), home improvement (25%), commercial (5%), and taxi medallion (2%) loan portfolios. As of December 31, 2022, loans before allowance for credit losses were $1.9 billion, comprised of recreation ($1.2 billion), home improvement ($0.6 billion), commercial ($92.9 million), taxi medallion ($13.6 million), and strategic partnership ($0.6 million) loans. We had an allowance for credit losses as of December 31, 2022 of $63.8 million, which was attributable to recreation (66%), home improvement (18%), and taxi medallion (15%) loans. The allowance for credit losses increased during the year, as a result of the adoption of CECL on January 1, 2023, which required provision for lifetime losses in our portfolio, as well as a result of the loan portfolio growth during the year.

Loans increased $0.3 billion, or 16%, to $2.2 billion as of December 31, 2023 from $1.9 billion as of December 31, 2022. The growth resulted primarily due to nearly $1.0 billion of loan originations outpacing the rate of repayments on existing loans, offset, to a lesser extent, by charge-offs and transfers to loan collateral in process of foreclosure. The provision for credit losses was $37.8 million for the year ended December 31, 2023, compared to $30.1 million for the year ended December 31, 2022. The current year provision included a net benefit of $26.3 million associated with taxi medallion loan recoveries, compared to a net benefit of $6.2 million associated with these loans in the prior year. While we continue to focus on collection and recovery efforts on our taxi medallion loans, it is unlikely that there will be future collections at the levels in the current period. The increase in the provision, in large part, related to higher charge-offs in both the recreation and home improvement loan portfolios from the prior year, as charge-offs continued to trend higher to levels more comparable with our pre-pandemic historical norms. Additionally, the increased charge-off experience resulted in the need for a higher allowance for credit losses, as we are now required to reserve for lifetime expected losses under CECL. As of December 31, 2023 the allowance for credit loss was 4.31% and 2.76% for recreation and home improvement loans, compared to 3.55% and 1.81% a year ago and 4.39% and 2.05% at January 1, 2023 after the adoption of CECL. See Note 4 of the accompanying consolidated financial statements for additional information on loans and allowance for credit losses.

Interest expense was $62.9 million for the year ended December 31, 2023, compared to $36.2 million for the year ended December 31, 2022. The increase from the prior year is attributable to both an increase in cost of borrowings, with our average cost up 99 basis points from a year ago, as well as an overall increase in our borrowings, primarily certificates of deposit. The average cost of borrowed funds was 3.16% for the year ended December 31, 2023, compared to 2.17% for the year ended December 31, 2022. The average cost of the certificates of deposit was 2.71% during the current year, 114 basis points higher than the 1.57% average cost in the prior year, reflecting a higher rate on newly issued deposits when compared to the maturing deposits which were issued at lower rates in previous years. We expect our average cost of funds to increase from these levels in this current inflationary environment as we continue to rely upon the issuance of new certificates of deposit to fund our growing lending business. Average debt outstanding was $2.0 billion for the year ended December 31, 2023, up from $1.7 billion for the year ended December 31, 2022, as we issued additional certificates of deposit to fund our loan growth. See page 40 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $188.1 million for the year ended December 31, 2023, compared to $160.4 million for the year ended December 31, 2022. Net interest margin, excluding the impact of allowance for credit loss, was 8.38% for the year ended December 31, 2023, compared to 8.73%, for the year ended December 31, 2022, reflecting the above. We expect our net interest margin to continue to tighten in 2024, as we expect our cost of funds to increase at a rate somewhat lower than the rate of increase on the average coupon on our loan portfolios.

Net other income, which is comprised primarily of net gains related to equity investments, net gains associated with the disposition of taxi medallion assets, prepayment fees, servicing fee income, late charges, and write-downs of loan collateral, was $11.3 million for the year ended December 31, 2023, compared to $9.5 million for the year ended December 31, 2022. The increase was mainly attributable to $2.4 million of higher gains on the exit of equity investments.

Operating expenses were $75.6 million for the year ended December 31, 2023, up from $72.1 million for the year ended December 31, 2022. Salaries and benefits were $37.6 million for the year ended December 31, 2023, up from $31.1 million for the year ended December 31, 2022, with the increase attributable to a higher head count, annual cost of living increases, and higher performance based compensation. Professional fees were $5.9 million for the year ended December 31, 2023, down from $13.1 million for the year ended December 31, 2022, reflecting lower legal and professional costs during the current year for a variety of corporate matters, with costs in the prior year being elevated due to the SEC litigation. These elevated costs incurred in 2022 gave rise to an approximate $6.5 million liability as a result of the collection of insurance coverage with respect to those costs. The Company anticipates recognizing the benefit of this liability, offsetting future costs, through the remainder of this SEC matter. Other operating costs increased over the prior year consistent with the growth that we have experienced in our businesses and lending segments.

Total income tax expense was $24.9 million for the year ended December 31, 2023, compared to $18.0 million for the year ended December 31, 2022. Income tax expense for 2023 included $1.6 million tax expense related to a valuation allowance with respect to certain tax assets which we believe will not be realized.

Loan collateral in process of foreclosure was $11.8 million at December 31, 2023, a decline from $21.8 million at December 31, 2022 with the decrease largely related to a drop in taxi medallion assets, due to the higher levels of cash payments and structured settlements received during the year.

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For a comparison of the Company’s results of operations for the year ended December 31, 2022 to the year ended December 31, 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 10, 2023.

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

The following table presents our interest rate sensitivity gap at December 31, 2023. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

December 31, 2023 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$20,524	$26,244	$47,623	$96,001	$82,217	$78,902	$1,822,160	$2,173,671
Adjustable rate	500	846	263	—	28	—	—	1,637
Investment securities	18,455	3,444	1,954	4,750	1,833	4,849	38,722	74,007
Cash	148,595	500	750	—	—	—	—	149,845
Total earning assets	$188,074	$31,034	$50,590	$100,751	$84,078	$83,751	$1,860,882	$2,399,160
Interest bearing liabilities
Deposits	$678,846	$533,405	$325,498	$184,458	$147,232	$—	$—	$1,869,439
Retail and privately placed notes	3,000	—	31,250	53,750	39,000	—	12,500	139,500
SBA debentures and borrowings	5,000	14,000	14,000	2,000	1,250	—	39,000	75,250
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Total liabilities	$686,846	$547,405	$370,748	$240,208	$187,482	$—	$84,500	$2,117,189
Interest rate gap	$(498,772)	$(516,371)	$(320,158)	$(139,457)	$(103,404)	$83,751	$1,776,382	$281,971
Cumulative interest rate gap	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
December 31, 2022 (2)	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
December 31, 2021 (2)	$(230,601)	$(455,807)	$(770,239)	$(891,489)	$(1,007,810)	$(940,350)	$153,539	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (21%), (18%), and (14%) as of December 31, 2023, 2022, and 2021.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.4 billion and interest rate sensitive liabilities were $2.1 billion at December 31, 2023. The one-year cumulative interest rate gap was a negative $0.5 billion or 21% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

LIBOR terminated on June 30, 2023. We did not have any loans tied to LIBOR. Our trust preferred securities bore a variable rate of interest of 90 day LIBOR plus 2.13% until June 30, 2023. For these borrowings, the 90-day Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points has replaced the previous LIBOR-based rate.

Liquidity and Capital Resources

Our sources of liquidity include brokered certificates of deposit and other borrowings at the Bank, unfunded commitments to sell debentures to the SBA, loan amortization and prepayments, private and public issuances of debt securities, participations or sales of loans to third parties, issuances of preferred securities at our subsidiaries, and the disposition of our other assets.

In December 2023, we completed a private placement to certain institutional investors of $12.5 million aggregate principal amount of 9.00% unsecured senior notes due December 2033, with interest payable semiannually.

In September 2023, we completed a private placement to certain institutional investors of $39.0 million aggregate principal amount of 9.25% unsecured senior notes due September 2028, with interest payable semiannually.

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of December 31, 2023, the Bank had $18.0 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of December 31, 2023, the Bank had approximately $38.0 million in investment securities pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is 100% of fair value, for a total of approximately $38.0 million in secured borrowing capacity, of which none was utilized as of December 31, 2023.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of December 31, 2023, nothing was outstanding on these lines.

In addition, on February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing with a ten-year term. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as Medallion Capital draws under the commitment.

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

The net proceeds from the December 2020, February 2021, March 2021, April 2021, September 2023, and December 2023 private placements were used for general corporate purposes, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount, and to repurchase and cancel $33.0 million of our 8.25% notes due in March 2024.

The table below presents the components of our debt were as of December 31, 2023, exclusive of deferred financing costs of $8.5 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,869,439	88%	3.07%
Retail and privately placed notes	139,500	7	8.08
SBA debentures and borrowings	75,250	3	3.69
Trust preferred securities	33,000	2	7.75
Total outstanding debt	$2,117,189	100%	3.50%
(1)
Weighted average contractual rate as of December 31, 2023.
(2)
Balance includes $1.5 million of strategic partner reserve deposits as of December 31, 2023.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at December 31, 2023.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$678,846	$533,405	$325,498	$184,458	$147,232	$—	$1,869,439
Retail and privately placed notes	3,000	—	31,250	53,750	39,000	12,500	139,500
SBA debentures and borrowings	5,000	14,000	14,000	2,000	1,250	39,000	75,250
Trust preferred securities	—	—	—	—	—	33,000	33,000
Total outstanding borrowings	686,846	547,405	370,748	240,208	187,482	84,500	2,117,189
Operating lease obligations	2,536	2,546	2,567	1,342	573	1,139	10,703
Total contractual obligations	$689,382	$549,951	$373,315	$241,550	$188,055	$85,639	$2,127,892
(1)
Total debt is exclusive of deferred financing costs of $8.5 million.
(2)
Balance excludes $1.5 million of strategic partner reserve deposits as of December 31, 2023.

Approximately $1.2 billion of our borrowings have maturity dates during the next two years, a vast majority of which are brokered certificates of deposit that have no right of voluntary withdrawal.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate loans and investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2023 by $1.6 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $1.9 million at December 31, 2023. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under credit facilities and their respective end of period weighted average interest rates at December 31, 2023. See Note 5 to the consolidated financial statements for additional information about each credit facility.

(Dollars in thousands)	Medallion Financial Corp.	MFC	MCI		FSVC		MB		December 31, 2023	December 31, 2022
Cash, cash equivalents and federal funds sold	$30,946	$242	$6,057	(2)	$2,557	(2)	$110,043		$149,845	$105,598
Trust preferred securities	33,000								33,000	33,000
Average interest rate	7.75%								7.75%	6.86%
Maturity	9/37								9/37	9/37
Retail notes and privately placed borrowings	139,500								139,500	121,000
Average interest rate	8.08%								8.08%	7.66%
Maturity	3/24 - 12/33								3/24 - 12/33	3/24-12/27
SBA debentures & borrowings
Amounts available			10,250						10,250	4,750
Amounts outstanding			75,250						75,250	68,512
Average interest rate			3.69%						3.69%	3.08%
Maturity			3/24 - 3/34						3/24 - 3/34	3/23 - 3/33
Brokered CDs							1,870,939	(3)	1,870,939	1,610,922
Average interest rate							3.07%		3.07%	1.91%
Maturity							1/24 - 12/28		1/24 - 12/28	1/23-12/27
Total cash	$30,946	$242	$6,057		$2,557		$110,043		$149,845	$105,598
Total debt outstanding (1)	$172,500	$—	$75,250		$—		$1,870,939		$2,118,689	$1,833,434
(1)
Excludes deferred financing costs of $8.5 million and $7.0 million as of December 31, 2023 and 2022.
(2)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(3)
Balance includes $1.5 million of strategic partner reserve deposits and $8.7 million related to listing services.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, taxi medallion loan market values, economic conditions, and competition.

We also generate liquidity through deposits generated at the Bank, the offering of privately placed notes, through the issuance of SBA debentures, through our trust preferred securities, and through preferred securities at our subsidiaries and have utilized borrowing arrangements with other banks in the past, as well as from cash flow from operations. In addition, we may choose to participate a greater portion of our loan portfolio to third parties. We regularly seek additional sources of liquidity; however, given current market conditions, there can be no assurance that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

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

(Dollars in thousands)	December 31, 2022 Pre-Topic 326 Adoption	Effect of ASC 326 Adoption (Transition Amounts)	January 1, 2023 Post-ASC 326 Adoption
Assets:
Loans:
Recreation	$41,966	$10,037	$52,003
Home improvement	11,340	1,518	12,858
Commercial	1,049	2,157	3,206
Taxi medallion	9,490	—	9,490
Strategic partnership	—	—	—
Allowance for credit losses on loans	$63,845	$13,712	$77,557

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

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures, or Topic 323: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The main objective of this new standard is to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. The amendments in this update are effective for fiscal years beginning after December 15, 2023. We are assessing the impact of the update on the accompanying financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update seek to clarify or improve disclosure and presentation requirements. We are assessing the impact of the update on the accompanying financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, or Topic 280: Improvements to Reportable Segment Disclosures. The main objective of this update is to provide transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2023. We are assessing the impact of the update on the accompanying financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, or Topic 740: Improvements to Income Tax Disclosures. The main objective of this update is to improve financial reporting disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for the annual periods beginning after December 15, 2024. We are assessing the impact of the update on the accompanying financial statements.

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt, and to a lesser extent by floating-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2023 by $1.6 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $1.9 million at December 31, 2023. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2023 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2023 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Medallion Financial Corp. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2023,based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited,in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2023, and our report dated March 7, 2024 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting,included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Mazars USA LLP

New York, New York

March 7, 2024

ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2024 for our 2024 Annual Meeting of Shareholders under the captions “Proposal No. 1 Election of Class I Directors", “Our Directors and Executive Officers", “Corporate Governance”, and "Executive Compensation".

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2024 for our 2024 Annual Meeting of Shareholders under the captions “Corporate Governance”, “Executive Compensation”, "Director Compensation", and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2024 for our 2024 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2024 for our 2024 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 29, 2024 for our 2024 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

4.1

Description of Registered Securities of Medallion Financial Corp. Filed as Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-37747) and incorporated by reference herein.

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

4.4

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2020 (File No. 001-37747) and incorporated by reference herein.

4.5

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 1, 2021 (File No. 001-37747) and incorporated by reference herein.

4.6

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on October 2, 2023 (File No. 001-37747) and incorporated by reference herein.

4.7

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 28, 2023 (File No. 001-37747) and incorporated by reference herein.

10.1

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2

Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.3

Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.4

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.5

Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.6

Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.7

Amendment No. 3 to First Amended and Restated Employment Agreement, dated April 27, 2023, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 001-37747) and incorporated by reference herein.*

10.8

Employment Agreement, dated June 27, 2016, between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.*

10.9

Amended and Restated Employment Agreement, dated June 13, 2022, by and between Anthony N. Cutrone and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.10

Amended and Restated Employment Agreement, dated August 10, 2021, by and between David Justin Haley and Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.9 to the Annual report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.11

First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

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

10.34

Tenth Amendment to Agreement of Lease, dated April 5, 2022, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-37747) and incorporated by reference herein.

10.35	Eleventh Amendment to Agreement of Lease, dated February 22, 2024, by and between Investment Property Group, LLC and Medallion Bank. Filed herewith.
10.36

Commitment Letter, dated February 28, 2024, by the Small Business Administration to Medallion Capital, Inc., accepted and agreed to by Medallion Capital, Inc. on February 28, 2024. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2024 (File No. 001-33747) and incorporated by reference herein.

10.37

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

10.40

Amendment to Cooperation Agreement, dated as of August 10, 2022, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.2 to the Current Report on Form 8-K/A filed on August 11, 2022 (File No. 001-37747) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.
23.1	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. Filed herewith.
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Anthony N. Cutrone pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Anthony N. Cutrone pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
97.1	Medallion Financial Corp. Amended and Restated Compensation Recoupment Policy. Filed herewith.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALLION FINANCIAL CORP.

Date:	March 7, 2024

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 7, 2024
Alvin Murstein

/s/ Anthony N. Cutrone	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2024
Anthony N. Cutrone

/s/ Andrew M. Murstein	President and Director	March 7, 2024
Andrew M. Murstein

/s/ John Everets	Director	March 7, 2024
John Everets

/s/ Cynthia Hallenbeck	Director	March 7, 2024
Cynthia Hallenbeck

/s/ Brent O. Hatch	Director	March 7, 2024
Brent O. Hatch

/s/ Robert M. Meyer	Director	March 7, 2024
Robert M. Meyer

/s/ David L. Rudnick	Director	March 7, 2024
David L. Rudnick

/s/ Allan J. Tanenbaum	Director	March 7, 2024
Allan J. Tanenbaum

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2023 and the related notes to the financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the consolidated financial statements, the allowance for credit losses (“ACL”) is assessed on a regular basis on loans segregated into homogenous pools based on similarities. For consumer loans, the Company uses historical delinquency and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve month reasonable and supportable forecast period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss.

We identified the valuation of the ACL as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity involved in evaluating management’s estimates, particularly as it related to evaluating management’s assessment of the qualitative factors. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses included the following, among others:

•
Obtained an understanding of the Company’s process for establishing the ACL, including the qualitative and forecast factor adjustments of the ACL.
•
Evaluated the design and tested the operating effectiveness of internal controls over the Company’s ACL including controls over:
o
Management’s process for identification, basis for development and related adjustments; including reasonableness, of the qualitative factor components of the ACL.
o
Management’s review of reliability and accuracy of data used to calculate and estimate the various components for the ACL, including accuracy of the calculation.
•
Evaluated the reasonableness of management’s application of qualitative adjustments to historical loss rates in the ACL, including:
o
Evaluated completeness and accuracy of the information utilized as a basis for the qualitative factors to third party or internal sources.
o
Evaluated the relevance of inputs in the calculation utilized as a basis for qualitative factors.
•
Evaluated analytics and trends of the overall allowance for credit loss analysis to assess for reasonableness.
•
Evaluated the mathematical accuracy of formulas used in setting qualitative factors and applications of the factors to loan segments.
•
Utilized professionals with specialized skills and knowledge to assist in evaluating the appropriateness of the quantitative models and the reasonableness of judgments used by management in determining certain qualitative adjustments.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2005.

New York, New York

March 7, 2024

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share data)	2023	2022
Assets
Cash and cash equivalents	$52,591	$33,172
Federal funds sold	97,254	72,426
Investment securities	54,282	48,492
Equity investments	11,430	10,293
Loans	2,215,886	1,916,953
Allowance for credit losses	(84,235)	(63,845)
Net loans receivable	2,131,651	1,853,108
Goodwill	150,803	150,803
Intangible assets, net	20,591	22,035
Property, equipment, and right-of-use lease asset, net	14,076	13,168
Accrued interest receivable	13,538	12,613
Loan collateral in process of foreclosure (1)	11,772	21,819
Income tax receivable	671	2,095
Other assets	29,168	19,855
Total assets	$2,587,827	$2,259,879
Liabilities
Deposits (2)	$1,866,657	$1,607,110
Long-term debt (3)	235,544	214,320
Deferred tax liabilities, net	21,207	26,753
Short-term debt	8,000	5,000
Operating lease liabilities	7,019	8,408
Accrued interest payable	6,822	4,790
Accounts payable and accrued expenses (4)	30,804	22,974
Total liabilities	2,176,053	1,889,355
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,051,800 shares at December 31, 2023 and 28,663,827 shares at December 31, 2022 issued)	291	287
Additional paid in capital	288,046	283,663
Treasury stock (5,602,154 shares at December 31, 2023 and December 31, 2021)	(45,538)	(45,538)
Accumulated other comprehensive income (loss)	(3,696)	(3,349)
Retained earnings	103,883	66,673
Total stockholders’ equity	342,986	301,736
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	411,774	370,524
Total liabilities and equity	$2,587,827	$2,259,879
Number of shares outstanding	23,449,646	23,061,673
Book value per share	$14.63	$13.08
(1)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, and that are conducted by the Bank of $6.2 million and $7.5 million as of December 31, 2023 and 2022.
(2)
Includes $4.3 million and $3.8 million of deferred financing costs as of December 31, 2023 and 2022. Refer to Note 5 for more details.
(3)
Includes $4.2 million and $3.2 million of deferred financing costs as of December 31, 2023 and 2022. Refer to Note 5 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.5 million and $2.2 million as of December 31, 2023 and 2022. Refer to Note 6 for more details.
(5)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2023	2022	2021
Interest and fees on loans	$244,829	$195,074	$157,990
Interest and dividends on investment securities	6,211	1,547	976
Total interest income(1)	251,040	196,621	158,966
Interest on deposits	47,780	22,666	17,543
Interest on long-term debt	12,670	13,387	12,907
Interest on short-term borrowings	2,496	132	690
Total interest expense(2)	62,946	36,185	31,140
Net interest income	188,094	160,436	127,826
Provision for credit losses	37,810	30,059	4,622
Net interest income after provision for credit losses	150,284	130,377	123,204
Other income
Gain on equity investments	5,178	2,779	17,379
Gain on sale of loans and taxi medallion	4,992	5,448	1,788
Write-down of loan collateral in process of foreclosure	(1,696)	(657)	(5,592)
Sponsorship and race winnings, net	—	—	12,567
Gain on extinguishment of debt	—	—	4,626
Other income	2,846	1,956	798
Total other income, net	11,320	9,526	31,566
Other expenses
Salaries and employee benefits	37,562	31,130	31,591
Loan servicing fees	9,543	8,371	7,013
Collection costs	6,000	5,314	5,279
Professional fees	5,886	13,054	5,311
Regulatory fees	3,194	2,418	1,872
Rent expense	2,472	2,378	2,454
Amortization of intangible assets	1,445	1,445	1,445
Race team related expenses	—	—	9,559
Other expenses	9,466	7,943	8,375
Total other expenses	75,568	72,053	72,899
Income before income taxes	86,036	67,850	81,871
Income tax provision	(24,910)	(17,963)	(24,217)
Net income after taxes	61,126	49,887	57,654
Less: income attributable to the non-controlling interest	6,047	6,047	3,546
Total net income attributable to Medallion Financial Corp.	$55,079	$43,840	$54,108
Basic net income per share	$2.45	$1.86	$2.20
Diluted net income per share	$2.37	$1.83	$2.17
Weighted average common shares outstanding
Basic	22,510,435	23,583,049	24,599,804
Diluted	23,248,323	23,927,342	24,943,169
(1)
Included in interest and investment income is $1.6 million, $0.7 million, and $0.8 million of paid-in-kind interest for the years ended December 31, 2023, 2022, and 2021.
(2)
Average borrowings outstanding were $2.0 billion, $1.7 billion and $1.4 billion as of December 31, 2023, 2022, and 2021 and the related average borrowing costs were 3.16%, 2.17%, and 2.28% for the years ended December 31, 2023, 2022, and 2021.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income after taxes	$61,126	$49,887	$57,654
Other comprehensive loss, net of tax	(347)	(4,383)	(978)
Total comprehensive income	60,779	45,504	56,676
Less comprehensive income attributable to the non-controlling interest	6,047	6,047	3,546
Total comprehensive income attributable to Medallion Financial Corp.	$54,732	$39,457	$53,130

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2020	27,828,871	$278	$277,539	(2,951,243)	$(24,919)	$(23,502)	$2,012	$231,408	$73,153	$304,561
Net income	—	—	—	—	—	54,108	—	54,108	3,546	57,654
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,516)	(6,516)
Disposition of RPAC	—	—	—	—	—	—	—	—	(1,395)	(1,395)
Stock-based compensation	—	3	2,258	—	—	—	—	2,261	—	2,261
Issuance of restricted stock, net	258,120	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(21,940)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	15,508	—	—	—	—	—	—	—	—	—
Exercise of stock options	44,070	—	241	—	—	—	—	241	—	241
Other comprehensive loss, net of tax	—	—	—	—	—	—	(978)	(978)	—	(978)
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828
Net income	—	—	—	—	—	43,840	—	43,840	6,047	49,887
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,047)	(6,047)
Stock-based compensation	—	6	3,470	—	—	—	—	3,476	—	3,476
Issuance of restricted stock, net	522,475	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(29,359)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	22,337	—	—	—	—	—	—	—	—	—
Exercise of stock options	23,745	—	155	—	—	—	—	155		155
Purchase of common stock	—	—	—	(2,650,911)	(20,619)	—	—	(20,619)	—	(20,619)
Dividends paid on common stock	—	—	—	—	—	(7,773)	—	(7,773)	—	(7,773)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,383)	(4,383)	—	(4,383)
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	55,079	—	55,079	6,047	61,126
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,047)	(6,047)
Stock-based compensation	—	3	4,710	—	—	—	—	4,713	—	4,713
Withheld restricted stock for employees' tax obligation	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Issuance of restricted stock, net	399,793	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(12,807)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	23,211	—	—	—	—	—	—	—	—	—
Exercise of stock options	68,945	1	441	—	—	—	—	442	—	442
Dividends paid on common stock	—	—	—	—	—	(7,934)	—	(7,934)	—	(7,934)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(347)	(347)	—	(347)
Balance at December 31, 2023	29,051,800	$291	$288,046	(5,602,154)	$(45,538)	$103,883	$(3,696)	$342,986	$68,788	$411,774

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/net decrease in net assets resulting from operations	$61,126	$49,887	$57,654
Adjustments to reconcile net income/net decrease in net assets resulting from operations to net cash provided by operating activities:
Provision for credit losses	37,810	30,059	4,622
Paid-in-kind interest income	(1,636)	(724)	(814)
Depreciation and amortization	5,243	5,229	6,519
Amortization of origination fees, net	9,588	8,707	7,996
(Decrease) increase in deferred and other tax liabilities, net	(345)	7,281	18,327
Net change in value of loan collateral in process of foreclosure	10,597	5,738	8,966
Net gains on equity investments	(5,178)	(2,779)	(17,380)
Stock-based compensation expense	4,713	3,476	2,261
Gain on extinguishment of debt	—	—	(4,626)
Increase in accrued interest receivable	(925)	(1,992)	(283)
Gain on disposition of RPAC	—	—	(715)
Increase in other assets	(15,470)	(3,919)	(5,354)
Decrease in accounts payable and accrued expenses	6,209	6,382	2,694
(Decrease) increase in accrued interest payable	2,032	1,395	(1,141)
Net cash provided by operating activities	113,764	108,740	78,726
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(975,391)	(1,000,785)	(760,790)
Proceeds from principal receipts, sales, and maturities of loans	616,193	535,067	464,448
Purchases of investments	(11,573)	(20,713)	(19,354)
Proceeds from disposition of RPAC, net	—	—	17,676
Proceeds from principal receipts, sales, and maturities of investments	9,444	14,762	35,647
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	20,631	22,664	24,052
Net cash used for investing activities	(340,696)	(449,005)	(238,321)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	975,175	839,104	805,577
Repayments of time deposits and funds borrowed	(689,920)	(483,671)	(627,263)
Treasury stock repurchased	—	(20,619)	—
Cash dividend paid on common stock	(7,703)	(7,543)	—
Distributions to non-controlling interests	(6,047)	(6,047)	(6,516)
Payment of withholding taxes on net settlement of vested stock	(768)	—	—
Proceeds from the exercise of stock options	442	155	241
Net cash provided by financing activities	271,179	321,379	172,039
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,247	(18,886)	12,444
Cash and cash equivalents, beginning of period	105,598	124,484	112,040
Cash and cash equivalents, end of period (1)	$149,845	$105,598	$124,484
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$57,509	$31,976	$29,867
Cash paid during the period for income taxes	25,102	8,848	5,479
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$21,181	$12,791	$15,888
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or MCI, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or FSVC, which historically originated and serviced taxi medallion and commercial loans and was an SBIC through 2023. MCI, and MFC, as SBICs, are regulated by the Small Business Administration, or SBA. MCI is financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at December 31, 2023, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of December 31, 2023, cash also included $1.3 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $11.4 million and $10.3 million as of December 31, 2023 and 2022, were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes, and a vast majority are held by our SBIC subsidiary in connection with its mezzanine lending business. As of December 31, 2023, cumulative impairment of $3.5 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of December 31, 2023 and 2022, the fair value of these securities were $1.7 million and $1.7 million and are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held as of December 31, 2023.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net gains (losses) recognized during the period on equity securities	$24	$(226)	$(50)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$24	$(226)	$(50)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million as of both December 31, 2023 and 2022, and less than $0.1 million, $0.1 million, and $0.1 million was amortized to interest income for the years ended December 31, 2023, 2022, and 2021. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, we do not maintain an allowance for credit losses for accrued interest receivable.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which is amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of December 31, 2023 and 2022, net loan origination costs were $40.0 million and $34.9 million. Net amortization to income for the years ended December 31, 2023, 2022, and 2021 were $8.3 million, $8.7 million, and $8.0 million.

Interest income is recorded on the accrual basis. Taxi medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio has different characteristics, typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $16.8 million or 0.77% of the total loan portfolio as of December 31, 2023, as compared to $8.9 million, or 0.47% as of December 31, 2022. Beginning in the first quarter of 2023, the Company began charging off recreation loans at the point when borrowers filed for bankruptcy. This change resulted in approximately $2.5 million of loans being charged off in the first quarter of 2023.

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

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $14.0 million at December 31, 2023 and $19.5 million December 31, 2022. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of December 31, 2023 and 2022.

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

(Dollars in thousands)	December 31, 2022 Pre-Topic 326 Adoption	Effect of ASC 326 Adoption (Transition Amounts)	January 1, 2023 Post-ASC 326 Adoption
Assets:
Loans:
Recreation	$41,966	$10,037	$52,003
Home improvement	11,340	1,518	12,858
Commercial	1,049	2,157	3,206
Taxi medallion	9,490	—	9,490
Strategic partnership	—	—	—
Allowance for credit losses on loans	$63,845	$13,712	$77,557

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting, and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of December 31, 2023 and 2022, the Company had intangible assets of $20.6 million and $22.0 million. The Company recognized $1.4 million of amortization expense on the intangible assets for each of the years ended December 31, 2023 and 2022. Additionally, loan portfolio premiums of $12.4 million were determined as of April 2, 2018, of which none were outstanding as of December 31, 2023 and 2022, and of which $0.0 million, $0.5 million, and $2.2 million was amortized to interest income for the years ended December 31, 2023, 2022, and 2021. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2023 and 2022, concluding that there was no impairment of these assets.

The following table details of the intangible assets as of December 31, 2023 and 2022:

	December 31,
(Dollars in thousands)	2023	2022
Brand-related intellectual property	$4,916	$16,775
Home improvement contractor relationships	15,675	5,260
Total intangible assets	$20,591	$22,035

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $3.1 million, $2.6 million, and $2.4 million for the years ended December 31, 2023, 2022, and 2021. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $8.5 million and $7.0 million as of December 31, 2023 and 2022.

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

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2023	2022	2021
Net income attributable to common stockholders	$55,079	$43,840	$54,108
Weighted average common shares outstanding applicable to basic EPS	22,510,435	23,583,049	24,599,804
Effect of restricted stock grants	461,098	276,469	250,763
Effect of dilutive stock options	142,216	67,825	92,602
Effect of performance stock unit grants	134,574	—	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,248,323	23,927,342	24,943,169
Basic income per share	$2.45	$1.86	$2.20
Diluted income per share	2.37	1.83	2.17

Potentially dilutive common shares excluded from the above calculations aggregated 92,310 shares, 347,963 shares, and 421,190 shares as of December 31, 2023, 2022, and 2021.

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

During the years ended December 31, 2023, 2022, and 2021, the Company issued 399,793, 522,475, and 258,120 restricted shares of stock-based compensation awards, 296,444, 0, and 0 performance stock units, 83,158, 129,638, and 16,803 restricted stock units, and 0, 0, and 317,398 shares of other stock-based compensation awards; and recognized $4.7 million, $3.5 million, and $2.3 million, or $0.20, $0.15, and $0.09 per diluted common share for each respective year, of non-cash stock-based compensation expense related to the grants. As of December 31, 2023, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $5.0 million, which is expected to be recognized over the next 9 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could preclude its ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of December 31, 2023, the Bank’s Tier 1 leverage ratio was 16.2%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory		December 31,
(Dollars in thousands)	Minimum	Well-Capitalized	2023	2022
Common equity tier 1 capital			$293,774	$242,049
Tier 1 capital			362,561	310,837
Total capital			390,153	334,913
Average assets			2,232,816	1,917,904
Risk-weighted assets			2,155,641	1,888,530
Leverage ratio (1)	4.0%	5.0%	16.2%	16.2%
Common equity tier 1 capital ratio (2)	7.0	6.5	13.6	12.8
Tier 1 capital ratio (3)	8.5	8.0	16.8	16.5
Total capital ratio (3)	10.5	10.0	18.1	17.7
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of December 31, 2023 and 2022 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both December 31, 2023 and 2022.

Recently Issued Accounting Standards

On January 1, 2023, the Company adopted ASC 326. Please refer to Allowance for Credit Losses, within this footnote, for the impact of adopting this standard.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures, or Topic 323: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The main objective of this new standard is to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. The amendments in this update are effective for fiscal years beginning after December 15, 2023. The Company is assessing the impact of the update on the accompanying financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update seek to clarify or improve disclosure and presentation requirements. The Company is assessing the impact of the update on the accompanying financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, or Topic 280: Improvements to Reportable Segment Disclosures. The main objective of this update is to provide transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2023. The Company is assessing the impact of the update on the accompanying financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, or Topic 740: Improvements to Income Tax Disclosures. The main objective of this update is to improve financial reporting disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for the annual periods beginning after December 15, 2024. The Company is assessing the impact of the update on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of December 31, 2023 and 2022.

December 31, 2023 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$44,653	$—	$(4,791)	$39,862
State and municipalities	13,733	21	(1,501)	12,253
Agency bonds	2,187	—	(20)	2,167
Total	$60,573	$21	$(6,312)	$54,282

December 31, 2022 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$43,286	$—	$(4,933)	$38,353
State and municipalities	11,015	13	(889)	10,139
Total	$54,301	$13	$(5,822)	$48,492

The amortized cost and estimated market value of investment securities as of December 31, 2023 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2023 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,395	$2,336
Due after one year through five years	7,313	7,049
Due after five years through ten years	8,833	7,808
Due after ten years	42,032	37,089
Total	$60,573	$54,282

The following tables show information pertaining to securities with gross unrealized losses as of December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than Twelve Months		Twelve Months and Over
December 31, 2023 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(78)	$5,797	$(4,714)	$33,971
State and municipalities	$(204)	$4,839	$(1,296)	$7,371
Agency bonds	—	—	(20)	2,167
Total	$(282)	$10,636	$(6,030)	$43,509

	Less than Twelve Months		Twelve Months and Over
December 31, 2022 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(731)	$12,321	$(4,202)	$26,023
State and municipalities	(286)	4,628	(603)	3,502
Total	$(1,017)	$16,949	$(4,805)	$29,525

As of December 31, 2023 and 2022, the Company had 60 and 57 securities with unrealized losses that have not been recognized in income because the issuers' bonds are of high credit quality, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, at December 31, 2023 and 2022.

	As of December 31,
	2023		2022
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,336,226	60%	$1,183,512	62%
Home improvement	760,617	34	626,399	33
Commercial	114,827	5	92,899	5
Taxi medallion	3,663	*	13,571	1
Strategic partnership	553	*	572	*
Total gross loans	2,215,886	100%	1,916,953	100%
Allowance for credit losses	(84,235)		(63,845)
Total net loans	$2,131,651		$1,853,108

(*) Less than 1%.

The following tables show the activity of the gross loans for the years ended December 31, 2023 and 2022.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	447,039	357,394	34,850	2,426	118,338	960,047
Principal payments, sales, maturities, and recoveries	(231,158)	(209,894)	(13,389)	(6,859)	(118,357)	(579,657)
Charge-offs	(50,512)	(12,308)	(1,019)	(3,829)	—	(67,668)
Transfer to loan collateral in process of foreclosure, net	(18,875)	—	—	(2,306)	—	(21,181)
Amortization of origination costs	(12,270)	2,668	14	—	—	(9,588)
FASB origination costs, net	18,490	(3,642)	(164)	660	—	15,344
Paid-in-kind interest	—	—	1,636	—	—	1,636
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2021	$961,320	$436,772	$76,696	$14,046	$90	$1,488,924
Loan originations	513,062	392,543	28,172	605	49,526	983,908
Principal payments, sales, maturities, and recoveries	(259,326)	(196,203)	(6,610)	(419)	(49,044)	(511,602)
Charge-offs	(27,055)	(6,393)	(6,083)	(314)	—	(39,845)
Transfer to loan collateral in process of foreclosure, net	(12,444)	—	—	(347)	—	(12,791)
Amortization of origination costs	(10,470)	1,763	—	—	—	(8,707)
Amortization of loan premium	(213)	(322)	—	—	—	(535)
FASB origination costs, net	18,638	(1,761)	—	—	—	16,877
Paid-in-kind interest	—	—	724	—	—	724
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953

The following table sets forth the activity in the allowance for credit losses for the years ended December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses – beginning balance (1)	$63,845	$50,166
CECL transition amount upon ASU 2016-13 adoption	13,712	—
Charge-offs
Recreation	(50,512)	(27,055)
Home improvement	(12,308)	(6,393)
Commercial	(1,019)	(6,083)
Taxi medallion	(3,829)	(314)
Total charge-offs	(67,668)	(39,845)
Recoveries
Recreation	11,449	13,785
Home improvement	2,886	2,761
Commercial	10	47
Taxi medallion	22,191	6,872
Total recoveries	36,536	23,465
Net charge-offs (2)	(31,132)	(16,380)
Provision for credit losses	37,810	30,059
Allowance for credit losses – ending balance (3)	$84,235	$63,845
(1)
Represents allowance prior to the adoption of ASU 2016-13.
(2)
As of December 31, 2023, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $176.8 million, including $107.9 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for the Company.
(3)
As of December 31, 2023 and 2022, there was no allowance for credit losses and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, the Company also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, the Company is required to disclose current period gross write-offs, by year of origination, for financing receivables.

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$3,136	$18,836	$10,857	$5,115	$5,001	$7,567	$50,512
Home improvement	2,196	5,686	2,662	702	435	627	12,308
Commercial	—	—	119	—	900	—	1,019
Taxi medallion	—	—	—	—	—	3,829	3,829
Total	$5,332	$24,522	$13,638	$5,817	$6,336	$12,023	$67,668

The following tables set forth the allowance for credit losses by type as of December 31, 2023 and 2022.

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%	3.80%	324.31%

December 31, 2022 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$41,966	66%	3.55%	130.60%
Home improvement	11,340	18	1.81	35.29
Commercial	1,049	1	1.13	3.26
Taxi medallion	9,490	15	69.93	29.53
Total	$63,845	100%	3.33%	198.69%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the taxi medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Total nonaccrual loans	$25,974	$32,133	$35,571
Interest foregone for the year	928	1,267	1,620
Amount of foregone interest applied to principal for the year	238	375	432
Interest foregone life-to-date	2,119	2,419	3,623
Amount of foregone interest applied to principal life-to-date	822	1,204	942
Percentage of nonaccrual loans to gross loan portfolio	1.2%	1.7%	2.4%
Percentage of allowance for credit losses to nonaccrual loans	324.3%	198.7%	141.0%

The following tables present the performance status of loans as of December 31, 2023 and 2022.

December 31, 2023 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,326,567	$9,655	$1,336,222	0.72%
Home improvement	759,128	1,493	760,621	0.20
Commercial	103,664	11,163	114,827	9.72
Taxi medallion	—	3,663	3,663	100.00
Strategic partnership	553	—	553	—
Total	$2,189,912	$25,974	$2,215,886	1.17%

December 31, 2022 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,173,846	$9,666	$1,183,512	0.82%
Home improvement	625,820	579	626,399	0.09
Commercial	84,165	8,734	92,899	9.40
Taxi medallion	—	13,571	13,571	100.00
Strategic partnership	572	—	572	—
Total	$1,884,403	$32,550	$1,916,953	1.70%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of December 31, 2023 and 2022, all of which had an allowance recorded against the principal balance.

	December 31,
	2023			2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$9,655	$9,655	$416	$9,666	$9,666	$343
Home improvement	1,493	1,493	41	579	579	10
Commercial	11,163	11,301	1,897	8,734	8,823	963
Taxi medallion	3,663	4,347	1,536	13,571	14,686	9,490
Total nonperforming loans with an allowance	$25,974	$26,796	$3,890	$32,550	$33,754	$10,806

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$9,048	$16	$9,093	$401
Home improvement	1,382	1	514	4
Commercial	7,368	—	13,381	—
Taxi medallion	4,607	—	16,019	—
Total nonperforming loans with an allowance	$22,405	$17	$39,007	$405

The following tables show the aging of all loans as of December 31, 2023 and 2022.

December 31, 2023	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$40,282	$15,039	$9,095	$64,416	$1,228,175	$1,292,591	$—
Home improvement	3,936	2,562	1,502	8,000	756,069	764,069	—
Commercial	—	2,156	6,240	8,396	107,140	115,536	—
Taxi medallion	201	—	—	201	3,462	3,663	—
Strategic partnership	—	—	—	—	553	553	—
Total	$44,419	$19,757	$16,837	$81,013	$2,095,399	$2,176,412	$—
(1)
Excludes $40.0 million of capitalized loan origination costs.

December 31, 2022	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$31,781	$11,877	$7,365	$51,023	$1,095,072	$1,146,095	$—
Home improvement	3,266	1,256	579	5,101	623,776	628,877	—
Commercial	—	—	74	74	93,396	93,470	—
Taxi medallion	142	393	885	1,420	12,151	13,571	—
Strategic partnership	—	—	—	—	572	572	—
Total	$35,189	$13,526	$8,903	$57,618	$1,824,967	$1,882,585	$—
(1)
Excludes $34.9 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the taxi medallion loans was approximately 183% and 339% as of December 31, 2023 and 2022.

Under ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," concurrent with the elimination of troubled debt restructuring, or TDR, disclosures, the Company must disclose loans to borrowers experiencing financial difficulty that were modified during the reporting period. The Company did not have any such loan modifications on January 1, 2023 or during the year ended December 31, 2023.

The following table shows the TDRs, which the Company entered into during the year ended December 31, 2022.

(Dollars in thousands)	Number of Loans	Pre- Modification Investment	Post- Modification Investment
Recreation loans	80	1,203	1,203
Taxi medallion loans	2	252	252

As of December 31, 2022, no taxi medallion loans and two commercial loans were modified as TDRs in the previous 12 months. Modified taxi medallion loans and commercial loans had a respective investment value of $0.9 million and $5.3 million. As of December 31, 2022, 63 recreation loans modified as TDRs were in default and had an investment value of $0.9 million.

The following tables show the activity of the loan collateral in process of foreclosure, which relates only to the recreation and taxi medallion loans, for the years ended December 31, 2023 and 2022.

Year Ended December 31, 2023 (Dollars in thousands)	Recreation	Taxi Medallion (1)	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	18,875	2,306	21,181
Sales	(7,890)	(700)	(8,590)
Cash payments received	(730)	(11,311)	(12,041)
Collateral valuation adjustments	(9,852)	(745)	(10,597)
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$9,993	$11,772
(1)
As of December 31, 2023, taxi medallion loans in the process of foreclosure included 333 taxi medallions in the New York market, 206 taxi medallions in the Chicago market, 31 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

Year Ended December 31, 2022 (Dollars in thousands)	Recreation	Taxi Medallion (1)	Total
Loan collateral in process of foreclosure – December 31, 2021	$1,720	$35,710	$37,430
Transfer from loans, net	12,444	347	12,791
Sales	(7,707)	(2,668)	(10,375)
Cash payments received	—	(12,289)	(12,289)
Collateral valuation adjustments	(5,081)	(657)	(5,738)
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
(1)
As of December 31, 2022, taxi medallion loans in the process of foreclosure included 452 taxi medallions in the New York market, 335 taxi medallions in the Chicago market, 54 taxi medallions in the Newark market, and 39 taxi medallions in various other markets.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed as of December 31, 2023.

	Payments Due for the Year Ending December 31,
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	December 31, 2023 (1)	December 31, 2022 (1)	Interest Rate (2)
Deposits (3)	$678,846	$533,405	$325,498	$184,458	$147,232	$—	$1,869,439	$1,609,672	3.07%
Privately placed notes	3,000	—	31,250	53,750	39,000	12,500	139,500	121,000	8.08
SBA debentures and borrowings	5,000	14,000	14,000	2,000	1,250	39,000	75,250	68,512	3.69
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.75
Total	$686,846	$547,405	$370,748	$240,208	$187,482	$84,500	$2,117,189	$1,832,184	3.50%
(1)
Excludes deferred financing costs of $8.5 million and $7.0 million as of December 31, 2023 and 2022.
(2)
Weighted average contractual rate as of December 31, 2023.
(3)
Balance excludes $1.5 million and $1.3 million of strategic partner reserve deposits as of December 31, 2023 and 2022.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. In October 2020, the Bank began to originate time deposits through internet listing services. These deposits are from other financial institutions and, as of December 31, 2023 and 2022, the Bank had $11.8 million and $12.4 million in listing service deposit balances. In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of December 31, 2023, the Bank had $14.9 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of December 31, 2023.

(Dollars in thousands)	December 31, 2023
Three months or less	$191,715
Over three months through six months	190,494
Over six months through one year	296,637
Over one year	1,190,593
Deposits	1,869,439
Strategic partner collateral deposits	1,500
Total deposits	$1,870,939

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of December 31, 2023, the Bank had approximately $38.0 million in investment securities pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is 100% of fair value, for a total of approximately $38.0 million in secured borrowing capacity, of which none was utilized as of December 31, 2023.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of December 31, 2023, nothing was outstanding on these lines.

(C) PRIVATELY PLACED NOTES

In December 2023, the Company completed a private placement to certain institutional investors of $12.5 million aggregate principal amount of 9.00% unsecured senior notes due December 2033, with interest payable semiannually. The Company intends to use the net proceeds from the offering for general corporate purposes, including the repayment of the remaining 8.25% notes maturing in March 2024.

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

In March 2019, the Company completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured senior notes due in March 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount which led to a gain of $4.1 million in 2019. In August 2019, an additional $6.0 million principal amount of such notes was issued to certain institutional investors. As described above, in September 2023, the Company repurchased and cancelled $33.0 million of these notes, leaving $3.0 million principal amount remaining outstanding as of December 31, 2023.

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for MCI and FSVC, typically for a four and half year term and a 1% fee. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bore an interest rate of 3.25% with all remaining unpaid principal and interest being due on April 30, 2024, the maturity date. In October 2023, FSVC repaid, in full, all amounts due to the SBA under the SBA Note.

On July 10, 2023, MCI accepted a commitment from the SBA for $20.0 million in debenture financing. In connection with the commitment, MCI paid the SBA a leverage fee of $0.2 million, with an additional $0.4 million fee to be paid pro-rata as MCI draws under the commitment. As of December 31, 2023, $9.8 million of the commitment had been drawn, and $5.5 million was drawable, with the balance of $4.7 million drawable upon the infusion of $2.4 million of capital from either the capitalization of retained earnings or a capital infusion into MCI from the Company.

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Prior to the cessation of LIBOR on June 30, 2023, the notes bore a variable rate of interest of 90-day LIBOR plus 2.13%. With the cessation of LIBOR, interest is calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of December 31, 2023, $33.0 million was outstanding on the trust preferred securities.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of December 31, 2023, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2030 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach, in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the years ended December 31, 2023, 2022, and 2021.

	December 31,
(Dollars in thousands)	2023	2022	2021
Operating lease costs	$2,390	$2,216	$2,287
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,472	2,378	2,454
Right-of-use asset obtained in exchange for lease liability	(226)	(187)	(118)

The following table presents the breakout of the operating leases as of December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Operating lease right-of-use assets	$8,785	$9,723
Other current liabilities	2,472	2,239
Operating lease liabilities	7,019	8,408
Total operating lease liabilities	9,491	10,647
Weighted average remaining lease term	4.9 years	5.5 years
Weighted average discount rate	5.47%	5.66%

The following table presents maturities of the lease liabilities as of December 31, 2023.

(Dollars in thousands)
2024	$2,536
2025	2,546
2026	2,567
2027	1,342
2028	573
Thereafter	1,139
Total lease payments	10,703
Less imputed interest	1,212
Total operating lease liabilities	$9,491

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

The following table sets forth the significant components of the Company's deferred and other tax assets and liabilities as of December 31, 2023 and 2022.

	December 31,
(Dollars in thousands)	2023	2022
Goodwill and other intangibles	$43,034	$43,397
Provision for credit losses	(13,032)	(9,945)
Net operating loss carryforwards (1)	(3,802)	(3,730)
Accrued expenses, compensation, and other assets	(6,976)	(3,819)
Unrealized gains on other investments	(1,877)	(1,445)
Total deferred tax liability	17,347	24,458
Valuation allowance	3,860	2,295
Deferred tax liability, net	$21,207	$26,753
(1)
As of December 31, 2023, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $1.2 million of December 31, 2023.

The following table shows the components of the Company's tax provision for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current
Federal	$18,634	$5,213	$3,550
State	6,014	560	1,563
Deferred	0	0	0
Federal	(52)	8,090	13,686
State	314	4,100	5,418
Net provision for income taxes	$24,910	$17,963	$24,217

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax (provision) benefit reported for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Statutory Federal income tax provision at 21%	$18,068	$14,249	$17,193
State and local income taxes, net of federal income tax benefit	3,534	2,787	3,363
Valuation allowance against deferred tax assets	1,565	—	1,833
Change in effective state income tax rates and accrual	(222)	(811)	1,691
Income attributable to non-controlling interest	—	—	(628)
Non-deductible expenses	2,024	1,987	178
Other	(59)	(249)	587
Total income tax provision	$24,910	$17,963	$24,217

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of December 31, 2023.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2020 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 2,228,057 were issuable as of December 31, 2023. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan, or the 2015 Director Plan, on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the SEC on February 29, 2016. A total of 300,000 shares of the Company’s common stock were issuable under the 2015 Director Plan, and 258,334 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company granted options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the 2015 Director Plan vested annually, as defined in the 2015 Director Plan. The term of the options could not exceed ten years.

The Company’s Board of Directors approved the First Amended and Restated 2006 Director Plan, or the Amended Director Plan, on April 16, 2009, which was approved by the Company’s shareholders on June 5, 2009, and on which exemptive relief to implement the Amended Director Plan was received from the SEC on July 17, 2012. A total of 200,000 shares of the Company’s common stock were issuable under the Amended Director Plan. No additional shares are available for issuance under the Amended Director Plan. Under the Amended Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the Amended Director Plan, the Company would grant options to purchase 9,000 shares of the Company’s common stock to an Eligible Director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the Amended Director Plan vested annually, as defined in the Amended Director Plan. The term of the options could not exceed ten years.

Additional shares are only available for future issuance under the 2018 Plan. At December 31, 2023, 959,522 options on the Company’s common stock were outstanding under the Company’s plans, of which 697,647 options were vested. Additionally, as of December 31, 2023, there were 995,376 unvested restricted shares, 296,444 unvested performance stock units, 84,822 unvested restricted stock units, and 160,595 vested restricted stock units under the 2018 Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the year ended December 31, 2023. The following assumption categories are used to determine the value of any option grants.

	Year Ended December 31,
	2023	2022	2021
Risk free interest rate	—	—	0.97%
Expected dividend yield	—	—	—
Expected life of option in years (1)	—	—	6.25
Expected volatility (2)	—	—	53.98%
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

The following table presents the activity for the stock option programs for the years ended December 31, 2023, 2022, and 2021.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020 (2)	951,669	2.14 - 12.55	6.41
Granted	317,398	6.79	6.79
Cancelled	(113,310)	4.89 - 11.53	6.64
Exercised (1)	(44,070)	5.21 - 7.25	5.58
Outstanding at December 31, 2021 (2)	1,111,687	2.14-12.55	6.41
Granted	—	—	—
Cancelled	(26,093)	4.89 - 12.55	7.08
Exercised (1)	(23,745)	4.89 - 7.25	6.51
Outstanding at December 31, 2022 (2)	1,061,849	2.14 - 9.38	6.51
Granted	—	—	—
Cancelled	(33,382)	4.89 - 9.38	6.80
Exercised (1)	(68,945)	4.89 - 7.25	6.44
Outstanding at December 31, 2023 (2)	959,522	$2.14 - 9.38	$6.51
Options exercisable at
December 31, 2021	320,922	2.14-12.55	$6.53
December 31, 2022	548,426	2.14 - 9.38	6.51
December 31, 2023	697,647	2.14 - 9.38	6.51
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021.
(2)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at December 31, 2023 and the related exercise price of the underlying options, was $3.2 million for outstanding options and $2.3 million for exercisable options as of December 31, 2023. The remaining contractual life was 6.1 years for outstanding options and 5.9 years for exercisable options at December 31, 2023.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2023.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	513,423	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(3,336)	4.89 - 7.25	5.51
Vested	(248,212)	4.89 - 7.25	6.55
Outstanding at December 31, 2023	261,875	$4.89 - 7.25	$6.49

The intrinsic value of the options vested was $0.4 million, $0.3 million, and less than $0.1 million for the years ended December 31, 2023, 2022, and 2021.

The following table presents the activity for the restricted stock programs for the years ended December 31, 2023, 2022, and 2021.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2020	416,140	4.39 - 7.25	$6.24
Granted	258,120	6.79 - 8.40	7.38
Cancelled	(21,940)	4.89 - 7.25	5.98
Vested (1)	(158,994)	4.39 - 7.25	6.16
Outstanding at December 31, 2021 (2)	493,326	4.89 - 7.25	6.87
Granted	522,475	6.86 -7.68	7.46
Cancelled	(29,373)	4.89 - 8.40	7.32
Vested (1)	(129,140)	4.89 - 7.25	6.53
Outstanding at December 31, 2022 (2)	857,288	$4.89 - 7.25	7.27
Granted	399,793	7.67 - 9.37	8.34
Cancelled	(12,807)	4.89 - 8.40	7.24
Vested (1)	(248,898)	4.89 - 7.68	7.10
Outstanding at December 31, 2023 (2)	995,376	$4.89 - 9.37	$7.74
(1)
The aggregate fair value of the restricted stock vested was $2.1 million, $1.0 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021.
(2)
The aggregate fair value of the restricted stock was $9.8 million as of December 31, 2023. The remaining vesting period was 2.2 years at December 31, 2023.

During the year ended December 31, 2023, the Company granted 83,158 restricted stock units, or RSUs, with a vesting date of June 22, 2024 at a grant price of $9.14 and during the year ended December 31, 2022 granted 129,638 RSUs with a vesting date of June 14, 2023 at a grant price of $6.75. For the RSUs granted in 2023 and 2022, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of December 31, 2023, there were 245,417 RSUs outstanding, including 160,595 which had previously vested.

During the year ended December 31, 2023, the Company granted 296,444 PSUs at a grant price of $6.08. No PSUs were granted during the year ended December 31, 2022. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending and one non-operating segments, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion. The recreation and home improvement lending segments are conducted by the Bank and loans are made to borrowers residing nationwide. The highest concentrations of recreation loans are in Texas and Florida at 15% and 10% of loans outstanding and with no other states at or above 10% as of December 31, 2023. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, and other consumer recreational equipment, of which RVs and boats make up 54% and 19% of the segment portfolio with no other product lines exceeding 10% as of December 31, 2023. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 41%, 20%, and 13% with no other product lines exceeding 10%. The highest concentrations of home improvement loans are in Texas and Florida, both at 10% of loans outstanding and with no other states at or above 10% as of December 31, 2023. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, construction, and wholesale trade making up 53%, 13%, and 11% of the loans outstanding as of December 31, 2023 with no other product lines exceeding 10%. The commercial lending segment invests across the United States with concentrations in California, Minnesota, and Wisconsin having 27%, 12%, and 10% of the segment portfolio, and no other states having a concentration at or above 10%. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of December 31, 2023.

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

The following table presents segment data as of and for the year ended December 31, 2023.

Year Ended December 31, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$167,765	$62,703	$12,719	$1,596	$6,257	$251,040
Total interest expense	31,436	18,137	3,597	72	9,704	62,946
Net interest income (loss)	136,329	44,566	9,122	1,524	(3,447)	188,094
Provision (benefit) for credit losses	44,592	17,583	1,988	(26,318)	(35)	37,810
Net interest income (loss) after loss provision	91,737	26,983	7,134	27,842	(3,412)	150,284
Other income	376	6	5,971	3,358	1,609	11,320
Operating expenses	(32,601)	(16,752)	(3,547)	(7,256)	(15,412)	(75,568)
Net income (loss) before taxes	59,512	10,237	9,558	23,944	(17,215)	86,036
Income tax (provision) benefit	(17,231)	(2,964)	(2,767)	(6,933)	4,985	(24,910)
Net income (loss) after taxes	42,281	7,273	6,791	17,011	(12,230)	61,126
Income attributable to the non-controlling interest						6,047
Total net income attributable to Medallion Financial Corp.						$55,079
Balance Sheet Data
Total loans	$1,336,222	$760,621	$114,827	$3,663	$553	$2,215,886
Total assets	1,297,870	744,904	110,850	12,247	421,956	2,587,827
Total funds borrowed	1,062,584	609,863	90,754	10,027	345,462	2,118,690
Selected Financial Ratios
Return on average assets	3.36%	1.04%	6.65%	91.25%	(3.13)%	2.51%
Return on average stockholders' equity	*	*	*	*	*	17.33
Return on average equity	21.24	6.60	41.51	574.86	(19.78)	15.79
Interest yield	13.07	8.86	12.80	26.94	N/A	11.19
Net interest margin, gross	10.62	6.29	9.18	25.73	N/A	8.38
Net interest margin, net of allowance	11.09	6.45	9.45	61.60	N/A	8.68
Reserve coverage	4.31	2.76	3.61	41.93	N/A	3.80
Delinquency status (1)	0.70	0.20	5.40	—	N/A	0.77
Charge-off (recovery) ratio (2)	3.04	1.33	1.02	(309.96)	N/A	1.48
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate recoveries for the period.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the year ended December 31, 2022.

Year Ended December 31, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$139,145	$44,703	$9,348	$632	$2,793	$196,621
Total interest expense	17,932	7,697	3,040	508	7,008	36,185
Net interest income (loss)	121,213	37,006	6,308	124	(4,215)	160,436
Provision (benefit) for credit losses	22,802	7,616	5,963	(6,474)	152	30,059
Net interest income (loss) after loss provision	98,411	29,390	345	6,598	(4,367)	130,377
Other income	—	14	3,306	4,341	1,865	9,526
Operating expenses	(30,463)	(13,514)	(4,910)	(10,520)	(12,646)	(72,053)
Net income (loss) before taxes	67,948	15,890	(1,259)	419	(15,148)	67,850
Income tax (provision) benefit	(17,989)	(4,207)	333	(111)	4,011	(17,963)
Net income (loss) after taxes	49,959	11,683	(926)	308	(11,137)	49,887
Income attributable to the non-controlling interest						6,047
Total net income attributable to Medallion Financial Corp.						$43,840
Balance Sheet Data
Total loans	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Total assets	1,154,680	618,923	101,447	25,496	359,333	2,259,879
Total funds borrowed	936,789	502,131	82,304	20,685	291,526	1,833,435
Selected Financial Ratios
Return on average assets	4.38%	1.95%	(0.91)%	1.18%	(3.02)%	2.40%
Return on average stockholders' equity	*	*	*	*	*	14.92
Return on average equity	26.66	12.08	(5.50)	6.97	(18.40)	13.74
Interest yield	12.82	8.49	10.63	4.58	N/A	10.70
Net interest margin, gross	11.17	7.03	7.17	0.90	N/A	8.73
Net interest margin, net of allowance	11.57	7.16	7.28	2.76	N/A	9.05
Reserve coverage	3.55	1.81	1.13	69.93	N/A	3.33
Delinquency status (1)	0.64	0.09	0.08	6.52	N/A	0.47
Charge-off (recovery) ratio (2)	1.22	0.69	6.86	(47.51)	N/A	0.96
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate recoveries for the period.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the year ended December 31, 2021.

Year Ended December 31, 2021	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	RPAC (2)	Corporate and Other Investments	Consolidated
Total interest income (loss)	$118,305	$34,204	$6,592	$(1,483)	$—	$1,348	$158,966
Total interest expense	9,993	4,153	2,720	5,914	546	7,814	31,140
Net interest income (loss)	108,312	30,051	3,872	(7,397)	(546)	(6,466)	127,826
Provision (benefit) for credit losses	7,671	2,750	—	(7,752)	—	1,953	4,622
Net interest income (loss) after loss provision	100,641	27,301	3,872	355	(546)	(8,419)	123,204
Sponsorship and race winnings	—	—	—	—	12,567	—	12,567
Race team related expenses	—	—	—	—	(9,559)	—	(9,559)
Other income (loss)	—	63	6,542	(641)	716	12,319	18,999
Operating expenses	(30,156)	(11,703)	(3,441)	(1,350)	(5,824)	(10,866)	(63,340)
Net income (loss) before taxes	70,485	15,661	6,973	(1,636)	(2,646)	(6,966)	81,871
Income tax (provision) benefit	(18,699)	(4,155)	(1,850)	433	(1,498)	1,552	(24,217)
Net income (loss) after taxes	51,786	11,506	5,123	(1,203)	(4,144)	(5,414)	57,654
Income attributable to the non-controlling interest							3,546
Total net income attributable to Medallion Financial Corp.							$54,108
Balance Sheet Data
Total loans net	$961,320	$436,772	$76,696	$14,046	$—	$90	$1,488,924
Total assets	943,753	442,503	102,711	86,526	—	297,564	1,873,057
Total funds borrowed	744,701	349,172	81,048	68,276	—	234,804	1,478,001
Selected Financial Ratios
Return on average assets	5.93%	2.90%	6.12%	(0.13)%	(16.03)%	(2.01)%	3.33%
Return on average stockholders' equity	*	*	*	*	*	*	21.24
Return on average equity	29.66	14.49	30.61	(0.64)	(697.38)	(14.49)	17.64
Interest yield	13.45	9.14	9.86	(6.97)	N/A	N/A	11.08
Net interest margin, gross	12.31	8.03	5.79	(34.78)	N/A	N/A	8.91
Net interest margin, net of allowance	12.76	8.17	5.81	(93.60)	N/A	N/A	9.25
Reserve coverage	3.37	1.68	1.49	65.74	N/A	N/A	3.37
Delinquency status (1)	0.41	0.03	0.10	—	N/A	N/A	0.28
Charge-off (recovery) ratio	0.29	0.15	—	41.72	N/A	N/A	0.89
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

Employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $9.9 million as follows:

(Dollars in thousands)
2024	$4,259
2025	2,547
2026	2,161
2027	900
Thereafter	—
Total	$9,867

(B) OTHER COMMITMENTS

As of December 31, 2023 the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, served as the Company’s Senior Vice President at a salary of $250,950, $239,000, and $195,000 for the years ended December 31, 2023, 2022, and 2021, which was increased to $260,988 effective January 1, 2024. Mr. Rudnick received an annual cash bonus of $95,000, $85,000, and $75,000 as well as an equity bonus in the amount of $52,000, $50,000, and $45,019 for the years ended December 31, 2023, 2022, and 2021.

(12) STOCKHOLDERS’/SHAREHOLDERS’ EQUITY

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. As of December 31, 2023, up to $19,998,012 of shares remain authorized for repurchase under our stock repurchase program.

The Company did not repurchase any shares during the year ended December 31, 2023.

(13) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan, or the 401(k) Plan, which, effective June 1, 2022, covers all full-time and part-time employees of the Company who have attained the age of 18 and have a minimum of thirty (30) days of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% of total annual compensation, up to the applicable limits set forth in the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Once eligible full-time employees have completed a minimum of ninety (90) days of service, and part time employees have worked at least 1,000 hours, the Company matches employee contributions to the 401(k) Plan in an amount per employee equal to fifty percent of the first 8% of the employee’s annual contributions, subject to legal limits. Prior to June 1, 2022, the 401(k) Plan covered full- and part-time employees of the Company aged 21 and older that had completed a minimum of thirty (30) days of service, with the Company matching one-third of the first 6% of the contributions of eligible employees that had completed at least one (1) year of service (in the case of full-time employees) or 1,000 hours (in the case of part-time employees). The Company’s 401(k) plan expense was approximately $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021.

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
(f)
Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2023 and 2022, the estimated fair value of these off-balance-sheet instruments was not material.
(g)
Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2023 and 2022.

	December 31,
	2023		2022
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$149,845	$149,845	$105,598	$105,598
Equity investments	11,430	11,430	10,293	10,293
Investment securities	54,282	54,282	48,492	48,492
Loans receivable	2,131,651	2,131,651	1,853,108	1,853,108
Accrued interest receivable (2)	13,538	13,538	12,613	12,613
Equity securities(3)	1,748	1,748	1,724	1,724
Financial liabilities
Funds borrowed	2,118,689	2,118,689	1,833,434	1,833,434
Accrued interest payable (2)	6,822	6,822	4,790	4,790
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million as of December 31, 2023 and $1.3 million as of December 31, 2022 of interest-bearing deposits categorized as level 2. See Note 15.
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	54,282	—	54,282
Equity securities	1,748	—	—	1,748
Total(1)	$1,748	$55,532	$—	$57,280
(1)
Total unrealized losses of $0.3 million, net of tax, was included in comprehensive loss for the year ended December 31, 2023 related to these assets.

December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Available for sale investment securities	—	48,492	—	48,492
Equity securities	1,724	—	—	1,724
Total(1)	$1,724	$49,742	$—	$51,466
(1)
Total unrealized losses of $4.4 million, net of tax, was included in other comprehensive loss for the year ended December 31, 2022 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$11,430	$11,430
Impaired loans	—	—	25,974	25,974
Loan collateral in process of foreclosure	—	—	11,772	11,772
Total	$—	$—	$49,176	$49,176

December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,293	$10,293
Impaired loans	—	—	32,133	32,133
Loan collateral in process of foreclosure	—	—	21,819	21,819
Total	$—	$—	$64,245	$64,245

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of December 31, 2023 and 2022.

(Dollars in thousands)	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$11,157	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	25,974	Market approach	Historical and actual loss experience	0.00% - 28.48%
				60% of balance
			Transfer prices (2)	$0.0 - $79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	11,772	Market approach	Transfer prices (2)	$0.0 - $79.5
			Collateral value (3)	$2.3 - $45.0

(Dollars in thousands)	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,020	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	32,133	Market approach	Historical and actual loss experience	0.00% - 6.55%
				60% of balance
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	21,819	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$2.5 - $54.1
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

(17) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following shows the condensed financial information of Medallion Financial Corp. (parent company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2023	2022
Assets
Cash	$31,001	$20,669
Investment in bank subsidiary(1)	523,189	479,496
Investment in non-bank subsidiaries	88,931	83,727
Income tax receivable	21,951	22,835
Net loans receivable	2,403	2,538
Loan collateral in process of foreclosure	795	2,001
Other assets	6,613	7,603
Total assets	$674,883	$618,869
Liabilities
Long-term borrowings (2)	$166,625	$151,808
Short-term borrowings	3,000	—
Deferred tax liabilities	35,719	38,091
Intercompany payables	32,600	33,378
Other liabilities	25,165	25,068
Total liabilities	263,109	248,345
Parent company equity	342,986	301,736
Non-controlling interest	68,788	68,788
Total stockholders’ equity	411,774	370,524
Total liabilities and equity	$674,883	$618,869
(1)
Includes $171.4 million and $172.8 million of goodwill and intangible assets of the Company which relate specifically to the Bank and $68.8 million related to non-controlling interests in consolidated subsidiaries as of December 31, 2023 and 2022.
(2)
Includes $2.8 million and $2.1 million of deferred financing costs as of December 31, 2023 and 2022.

Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Dividend income	$25,125	$24,750	$19,000
Interest income (loss)	1,243	(119)	(2,554)
Total Dividend and interest income	26,368	24,631	16,446
Interest expense	12,771	11,289	11,209
Net interest income	13,597	13,342	5,237
Provision for credit losses	(310)	(353)	(4,718)
Net interest income after provision for credit losses	13,907	13,695	9,955
Other expense, net (1)	(20,156)	(18,423)	(6,224)
Income (loss) before income taxes and undistributed earnings of subsidiaries	(6,249)	(4,728)	3,731
Income tax benefit	5,291	7,940	4,452
Income (loss) before undistributed earnings of subsidiaries	(958)	3,212	8,183
Undistributed earnings of subsidiaries	56,037	40,628	45,925
Net income attributable to parent company	$55,079	$43,840	$54,108
(1)
Includes $3.1 million, $4.9 million, and $7.8 million of net gains on the disposition of taxi medallion assets for the years ended December 31, 2023, 2022, and 2021.

Condensed Statements of Other Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$55,079	$43,840	$54,108
Other comprehensive loss, net of tax	(347)	(4,383)	(978)
Total comprehensive income attributable to Medallion Financial Corp.	$54,732	$39,457	$53,130

Condensed Statements of Cash Flow

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/net decrease in net assets resulting from operations	$55,079	$43,840	$54,108
Adjustments to reconcile net income/net decrease in net assets resulting from operations to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(81,164)	(64,300)	(60,304)
(Benefit) provision for credit losses	(310)	(353)	(4,718)
Depreciation and amortization	2,198	2,740	4,485
Change in deferred and other tax assets/liabilities, net	(947)	(1,780)	(5,666)
Net change in loan collateral in process of foreclosure	252	64	1,619
Gain on extinguishment of debt	—	—	(2,204)
Net realized gains on sale of investments	—	—	(11,701)
Stock-based compensation expense	4,713	3,476	2,261
Decrease (increase) in other assets	990	1,055	(1,150)
Increase in deferred financing costs	(1,437)	(39)	(1,504)
Decrease in intercompany payables	(778)	(6,325)	(11,649)
(Decrease) increase in other liabilities	(134)	5,430	(1,894)
Net cash used for operating activities	(21,538)	(16,192)	(38,317)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(1,612)	(92)	—
Proceeds from principal receipts, sales, and maturities of loans and investments	2,057	723	28,552
Purchases of investments	—	—	(90)
Proceeds from sale and principal payments of loan collateral in process of foreclosure	954	3,697	666
Investment in subsidiaries	(5,125)	(4,750)	(3,500)
Dividends from subsidiaries	25,125	24,750	19,000
Net cash provided by investing activities	21,399	24,328	44,628
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	51,500	—	51,400
Repayments of funds borrowed	(33,000)	—	(51,155)
Treasury stock repurchased	—	(20,619)	—
Dividends paid to shareholders	(7,703)	(7,543)	—
Payment of withholding taxes on net settlement of vested stock	(768)	—	—
Proceeds from the exercise of stock options	442	155	241
Net cash (used for) provided by financing activities	10,471	(28,007)	486
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	10,332	(19,871)	6,797
Cash and cash equivalents, beginning of period	20,669	40,540	33,743
Cash and cash equivalents, end of period	$31,001	$20,669	$40,540

(18) VARIABLE INTEREST ENTITIES

During the 2018 third quarter, the Company determined that Taxi Medallion Trust III, or Trust III, was a VIE. Trust III had historically been consolidated as a subsidiary of MFC, although it should have been consolidated under the variable interest model, since MFC was its primary beneficiary until October 31, 2018. Trust III was a VIE since the key decision-making authority rested in the servicing agreement (where MFC was the servicer for Trust III) rather than in the voting rights of the equity interests and as a result the decision-making rights were considered a variable interest. This conclusion was supported by a qualitative assessment that Trust III did not have sufficient equity at risk. Since the inception of Trust III, MFC had also been party to a limited guaranty which was considered a variable interest because, pursuant to the guaranty, MFC absorbed variability as a result of the on-going performance of the loans in Trust III. As of October 31, 2018, the Company determined that MFC was no longer the primary beneficiary of Trust III and accordingly deconsolidated the VIE, leading to a net gain of $25.3 million recorded as well as a new promissory note payable by MFC of $1.4 million issued in settlement of the limited guaranty. Subsequent to deconsolidation, the Company’s interest in Trust III was accounted for as an equity investment and had a value of $0 through its transfer to a third party in 2021. In addition, the Company remained the servicer of the assets of Trust III for a fee, until its disposition.

(19) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to December 31, 2023, through the date of financial statement issuance for potential recognition or disclosure. As of such date, there was one subsequent event that required disclosure.

On February 28, 2024, MCI accepted a commitment from the SBA for $18.5 million in debenture financing with a ten-year term. MCI can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, MCI paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as MCI draws under the commitment.