Form 10-Q
period 2024-03-31
MEDALLION FINANCIAL CORP
filed 2024-05-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 6, 2024, was 23,376,542.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.6 billion as of both March 31, 2024 and December 31, 2023.

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

Our consolidated balance sheet as of March 31, 2024, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2024 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$54,778	$52,591
Federal funds sold	114,347	97,254
Investment securities	53,038	54,282
Equity investments	16,374	11,430
Loans	2,228,426	2,215,886
Allowance for credit losses	(83,827)	(84,235)
Net loans receivable	2,144,599	2,131,651
Goodwill	150,803	150,803
Intangible assets, net	20,230	20,591
Property, equipment, and right-of-use lease asset, net	14,024	14,076
Accrued interest receivable	12,673	13,538
Loan collateral in process of foreclosure (1)	10,198	11,772
Income tax receivable	—	671
Other assets	27,698	29,168
Total assets	$2,618,762	$2,587,827
Liabilities
Deposits (2)	$1,879,061	$1,866,657
Long-term debt (3)	225,558	235,544
Short-term borrowings	32,500	8,000
Deferred tax liabilities, net	24,846	21,207
Operating lease liabilities	6,710	7,019
Accrued interest payable	6,077	6,822
Income tax payable	1,980	—
Accounts payable and accrued expenses (4)	24,206	30,804
Total liabilities	2,200,938	2,176,053
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,243,878 shares at March 31, 2024 and 29,051,800 shares at December 31, 2023 issued)	292	291
Additional paid in capital	288,685	288,046
Treasury stock (5,866,314 shares at March 31, 2024 and 5,602,154 at December 31, 2023)	(47,664)	(45,538)
Accumulated other comprehensive loss	(3,846)	(3,696)
Retained earnings	111,569	103,883
Total stockholders’ equity	349,036	342,986
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	417,824	411,774
Total liabilities and equity	$2,618,762	$2,587,827
Number of shares outstanding	23,377,564	23,449,646
Book value per share	$14.93	$14.63
(1)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $5.8 million as of March 31, 2024 and $6.2 million as of December 31, 2023.
(2)
Includes $4.3 million of deferred financing costs as of both March 31, 2024 and December 31, 2023. Refer to Note 5 for more details.
(3)
Includes $4.2 million of deferred financing costs as of both March 31, 2024 and December 31, 2023. Refer to Note 5 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.3 million and $2.5 million as of March 31, 2024 and December 31, 2023. Refer to Note 6 for more details.
(5)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2024	2023
Interest and fees on loans	$65,221	$55,169
Interest and dividends on investment securities	1,849	674
Total interest income (1)	67,070	55,843
Interest on deposits	14,752	8,599
Interest on long-term debt	4,255	2,853
Interest on short-term borrowings	146	788
Total interest expense	19,153	12,240
Net interest income	47,917	43,603
Provision for credit losses	17,201	4,038
Net interest income after provision for credit losses	30,716	39,565
Other income (loss)
Gain (loss) on equity investments	4,167	(90)
Gain on sale of loans and taxi medallions	588	1,855
Write-down of loan collateral in process of foreclosure	—	(252)
Other income	648	570
Total other income, net	5,403	2,083
Other expenses
Salaries and employee benefits	9,457	8,836
Loan servicing fees	2,470	2,222
Collection costs	1,467	1,538
Regulatory fees	977	682
Professional fees	771	1,707
Rent expense	657	623
Amortization of intangible assets	361	360
Other expenses	2,065	2,425
Total other expenses	18,225	18,393
Income before income taxes	17,894	23,255
Income tax provision	6,358	6,382
Net income after taxes	11,536	16,873
Less: income attributable to the non-controlling interest	1,512	1,512
Total net income attributable to Medallion Financial Corp.	$10,024	$15,361
Basic net income per share	$0.44	$0.69
Diluted net income per share	$0.42	$0.67
Weighted average common shares outstanding
Basic	22,641,385	22,342,911
Diluted	23,765,045	22,975,457
(1)
Included in interest income is $0.6 million of paid-in-kind interest for the three months ended March 31, 2024 and $0.3 million for the three months ended March 31, 2023.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income after taxes	$11,536	$16,873
Other comprehensive income (loss), net of tax	(150)	506
Total comprehensive income	11,386	17,379
Less comprehensive income attributable to the non-controlling interest	1,512	1,512
Total comprehensive income attributable to Medallion Financial Corp.	$9,874	$15,867

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	29,051,800	$291	$288,046	(5,602,154)	$(45,538)	$103,883	$(3,696)	$342,986	$68,788	$411,774
Net income	—	—	—	—	—	10,024	—	10,024	1,512	11,536
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,495	—	—	—	—	1,496	—	1,496
Issuance of restricted stock, net	296,178	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(116,275)	—	(944)	—	—	—	—	(944)	—	(944)
Forfeiture of restricted stock, net	(1,208)	—	—	—	—	—	—	—	—	—
Exercise of stock options	13,383	—	88	—	—	—	—	88	—	88
Purchase of common stock	—	—	—	(264,160)	(2,126)	—	—	(2,126)	—	(2,126)
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(2,338)	—	(2,338)	—	(2,338)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(150)	(150)	—	(150)
Balance at March 31, 2024	29,243,878	$292	$288,685	(5,866,314)	$(47,664)	$111,569	$(3,846)	$349,036	$68,788	$417,824

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	15,361	—	15,361	1,512	16,873
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,034	—	—	—	—	1,036	—	1,036
Issuance of restricted stock, net	304,749	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Forfeiture of restricted stock, net	(9,843)	—	—	—	—	—	—	—	—	—
Exercise of stock options	44,583	—	292	—	—	—	—	292	—	292
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,863)	—	(1,863)	—	(1,863)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	506	506	—	506
Balance at March 31, 2023	28,912,147	$289	$284,221	(5,602,154)	$(45,538)	$70,236	$(2,843)	$306,365	$68,788	$375,153

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$11,536	$16,873
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	17,201	4,038
Paid-in-kind interest income	(608)	(264)
Depreciation and amortization	1,381	1,300
Amortization of origination fees, net	2,007	2,173
Increase in deferred and other tax liabilities, net	6,290	6,437
Net change in value of loan collateral in process of foreclosure	3,240	2,330
Net (gains) loss on investments	(4,167)	90
Net change in unrealized appreciation on other investments	—	(28)
Stock-based compensation expense	1,496	1,036
Increase in accrued interest receivable	865	378
Decrease (increase) in other assets	522	(8,605)
(Decrease) increase in accounts payable and accrued expenses	(6,763)	4,120
Decrease in accrued interest payable	(745)	(751)
Net cash provided by operating activities	32,255	29,127
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(175,721)	(230,846)
Proceeds from principal receipts, sales, and maturities of loans	138,748	143,891
Purchases of investments	(795)	(450)
Proceeds from principal receipts, sales, and maturities of investments	1,103	438
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	3,759	5,526
Net cash used for investing activities	(32,906)	(81,441)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	212,807	240,056
Repayments of time deposits and funds borrowed	(185,900)	(157,100)
Cash dividends paid on common stock	(2,482)	(1,870)
Distributions to non-controlling interests	(1,512)	(1,512)
Payment of withholding taxes on net settlement of vested stock	(944)	(768)
Treasury stock repurchased	(2,126)	—
Proceeds from the exercise of stock options	88	292
Net cash provided by financing activities	19,931	79,098
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,280	26,784
Cash and cash equivalents, beginning of period (1)	149,845	105,598
Cash and cash equivalents, end of period (1)	$169,125	$132,382
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$18,976	$12,372
Cash paid during the period for income taxes	10	143
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$5,425	$6,504
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles, or RVs, boats, collector automobiles, and other consumer recreational equipment and to finance home improvements such as roofs, swimming pools, and windows. Prior to 2015, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposit which are originated nationally through a variety of brokered deposit relationships.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or FSVC, which historically originated and serviced taxi medallion and commercial loans and was an SBIC through 2023. Medallion Capital and MFC, as SBICs, are regulated by the Small Business Administration, or SBA. Medallion Capital is financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at March 31, 2024, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of March 31, 2024, cash includes $1.3 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $16.4 million and $11.4 million at March 31, 2024 and December 31, 2023, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. As of March 31, 2024, cumulative appreciation of $4.7 million and cumulative impairment of $4.0 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of both March 31, 2024 and December 31, 2023, the fair value of these securities were $1.7 million and are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net gains (losses) recognized during the period on equity securities	$(19)	$28
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(19)	$28

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at both March 31, 2024 and December 31, 2023, and less than $0.1 million was amortized to interest income for the three months ended March 31, 2024 and 2023. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, we do not maintain an allowance for credit losses for accrued interest receivable.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At March 31, 2024 and December 31, 2023, net loan origination costs were $40.7 million and $40.0 million. Net amortization to income was $2.0 million for the three months ended March 31, 2024 and was $1.9 million for the three months ended March 31, 2023.

Interest income is recorded on the accrual basis. Taxi medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio is typified by a larger number of smaller dollar loans that have similar characteristics. A loan is considered to be impaired, or nonperforming, when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be impaired. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $16.1 million at March 31, 2024, or 0.74% of the total loan portfolio, compared to $16.8 million, or 0.77%, at December 31, 2023. Beginning in the first quarter of 2023, the Company began charging off recreation loans at the point when borrowers filed for bankruptcy. This change resulted in approximately $2.5 million of loans being charged off in the first quarter of 2023.

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

Loan collateral in process of foreclosure primarily includes taxi medallion loans that have reached 120 days past due and have been charged down to their net realizable value, in addition to consumer repossessed collateral in the process of being sold. For New York City taxi medallion loans in the process of foreclosure, the Company continued to utilize a net value of $79,500 when assessing net realizable value for these taxi medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The "loan collateral in the process of foreclosure" designation reflects that the collection activities on these loans have transitioned from working with the borrower to the liquidation of the collateral securing the loans.

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $14.0 million at March 31, 2024 and December 31, 2023. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of March 31, 2024 and December 31, 2023.

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with a lifetime expected loss methodology using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss, or CECL, methodology. For consumer loans, the Company uses historical delinquent loan performance and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. The Company evaluates each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For taxi medallion loans, the Company maintains specific reserves adjusting the carrying amount of loans down to net collateral value. The allowance is evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of March 31, 2024 and December 31, 2023, the Company had goodwill of $150.8 million, all of which related to the Bank. As of March 31, 2024 and December 31, 2023, the Company had intangible assets of $20.2 million and $20.6 million. Amortization expense on the intangible assets for the three months ended March 31, 2024 and 2023 was $0.4 million. Management performed a step 0 analysis in assessing the goodwill and intangibles for impairment at December 31, 2023, concluding that there was no impairment of these assets.

The following table details the intangible assets as of the dates presented:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Brand-related intellectual property	$15,400	$15,675
Home improvement contractor relationships	4,830	4,916
Total intangible assets	$20,230	$20,591

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million three months ended March 31, 2024 and 2023.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense was $0.8 million for the three months ended March 31, 2024 and 2023. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $8.5 million as of both March 31, 2024 and December 31, 2023.

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

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2024	2023
Net income attributable to common stockholders	$10,024	$15,361
Weighted average common shares outstanding applicable to basic EPS	22,641,385	22,342,911
Effect of restricted stock grants	610,333	483,429
Effect of dilutive stock options	254,793	149,117
Effect of performance stock unit grants	258,534	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,765,045	22,975,457
Basic net income per share	$0.44	$0.69
Diluted net income per share	0.42	0.67

Potentially dilutive common shares excluded from the above calculations aggregated 9,000 shares as of March 31, 2024 and 2023.

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

During the three months ended March 31, 2024 and 2023, the Company issued 296,178 and 304,749 restricted shares of stock-based compensation awards, 215,687 and 0 performance stock units, and no restricted stock units or shares of other stock-based compensation awards. The Company recognized $1.5 million, or $0.06 per share, for the three months ended March 31, 2024, and $1.0 million, or $0.05 per diluted common share, for the three months ended March 31, 2023, of non-cash stock-based compensation expense related to the grants. As of March 31, 2024, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock was $9.3 million, which is expected to be recognized over the next 12 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of March 31, 2024, the Bank’s Tier 1 leverage ratio was 16.4%. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	March 31, 2024	December 31, 2023
Common equity tier 1 capital			$298,662	$293,774
Tier 1 capital			367,450	362,561
Total capital			395,297	390,153
Average assets			2,236,357	2,232,816
Risk-weighted assets			2,176,939	2,155,641
Leverage ratio (1)	4.0%	5.0%	16.4%	16.2%
Common equity tier 1 capital ratio (2)	7.0	6.5	13.7	13.6
Tier 1 capital ratio (3)	8.5	8.0	16.9	16.8
Total capital ratio (3)	10.5	10.0	18.2	18.1
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of March 31, 2024 and December 31, 2023 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both March 31, 2024 and December 31, 2023.

Recently Issued and Adopted Accounting Standards

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of March 31, 2024 and December 31, 2023:

March 31, 2024 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$43,804	$—	$(5,074)	$38,730
State and municipalities	13,550	13	(1,415)	12,148
Agency bonds	2,185	—	(25)	2,160
Total	$59,539	$13	$(6,514)	$53,038

December 31, 2023 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$44,653	$—	$(4,791)	$39,862
State and municipalities	13,733	21	(1,501)	12,253
Agency bonds	2,187	—	(20)	2,167
Total	$60,573	$21	$(6,312)	$54,282

The amortized cost and estimated market value of investment securities at March 31, 2024 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2024 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,970	$3,886
Due after one year through five years	5,885	5,662
Due after five years through ten years	8,484	7,414
Due after ten years	41,200	36,076
Total	$59,539	$53,038

The following tables show information pertaining to securities with gross unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
March 31, 2024 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(39)	$1,875	$(5,035)	$36,766
State and municipalities	(1)	41	(1,414)	12,064
Agency bonds	—	—	(25)	2,160
Total	$(40)	$1,916	$(6,474)	$50,990

	Less than Twelve Months		Twelve Months and Over
December 31, 2023 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(78)	$5,797	$(4,714)	$33,971
State and municipalities	(204)	4,839	(1,296)	7,371
Agency bonds	—	—	(20)	2,167
Total	$(282)	$10,636	$(6,030)	$43,509

As of March 31, 2024 and December 31, 2023, the Company had 60 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on our assessment, no material impairments for credit losses were recognized during the period. We presently do not intend to sell our investment securities that are in an unrealized loss position and believe that it is unlikely that we will be required to sell these securities before recovery of our amortized cost.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,365,165	61%	$1,336,226	60%
Home improvement	752,262	34	760,617	34
Commercial	106,570	5	114,827	5
Taxi medallion	3,560	*	3,663	*
Strategic partnership	869	*	553	*
Total gross loans	2,228,426	100%	2,215,886	100%
Allowance for credit losses	(83,827)		(84,235)
Total net loans	$2,144,599		$2,131,651

(*) Less than 1%.

The following tables show the activity of the gross loans for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	105,765	51,576	—	—	15,746	173,087
Principal payments, sales, maturities, and recoveries	(64,886)	(54,917)	(8,872)	(103)	(15,430)	(144,208)
Charge-offs	(18,101)	(4,898)	—	—	—	(22,999)
Transfer to loan collateral in process of foreclosure, net	5,425	—	—	—	—	5,425
Amortization of origination costs	(2,952)	938	7	—	—	(2,007)
FASB origination costs, net	3,688	(1,054)	—	—	—	2,634
Paid-in-kind interest	—	—	608	—	—	608
Gross loans – March 31, 2024	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426

Three Months Ended March 31, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	101,681	94,981	3,000	623	27,006	227,291
Principal payments, sales, maturities, and recoveries	(56,217)	(49,855)	(834)	(4,395)	(25,808)	(137,109)
Charge-offs	(12,590)	(1,914)	—	(3,593)	—	(18,097)
Transfer to loan collateral in process of foreclosure, net	(4,357)	—	—	(2,147)	—	(6,504)
Amortization of origination costs	(2,759)	586	—	—	—	(2,173)
FASB origination costs, net	4,110	(555)	—	—	—	3,555
Paid-in-kind interest	—	—	264	—	—	264
Gross loans – March 31, 2023	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180

The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses – beginning balance (1)	$84,235	$63,845
CECL transition amount upon ASU 2016-13 adoption	—	13,712
Charge-offs
Recreation	(18,101)	(12,590)
Home improvement	(4,898)	(1,914)
Commercial	—	—
Taxi medallion	—	(3,593)
Total charge-offs	(22,999)	(18,097)
Recoveries
Recreation	3,548	2,771
Home improvement	911	632
Commercial	20	10
Taxi medallion	911	3,369
Total recoveries	5,390	6,782
Net charge-offs (2)	(17,609)	(11,315)
Provision for credit losses	17,201	4,038
Allowance for credit losses – ending balance (3)	$83,827	$70,280
(1)
2023 beginning balance represents allowance prior to the adoption of ASU 2016-13.
(2)
As of March 31, 2024, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion loan portfolio were $173.7 million, including $105.5 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.
(3)
As of March 31, 2024 and March 31, 2023, there were no allowance for credit losses and net charge-offs related to the strategic partnership loans.

The following table sets forth the gross charge-offs for the three months ended March 31, 2024, by the year of origination:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$—	$3,763	$6,818	$3,497	$1,289	$2,734	$18,101
Home improvement	—	1,524	1,680	1,163	287	244	4,898
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$—	$5,287	$8,498	$4,660	$1,576	$2,978	$22,999

The following table sets forth the gross charge-offs for the three months ended March 31, 2023, by the year of origination:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$—	$3,608	$3,070	$1,671	$1,554	$2,687	$12,590
Home improvement	—	904	628	143	131	108	1,914
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	3,593	3,593
Total	$—	$4,512	$3,698	$1,814	$1,685	$6,388	$18,097

The following tables set forth the allowance for credit losses by type as of March 31, 2024 and December 31, 2023.

March 31, 2024 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$60,011	72%	4.40%	274.26%
Home improvement	17,930	21	2.38	81.94
Commercial	4,384	5	4.11	20.04
Taxi medallion	1,502	2	42.20	6.86
Total	$83,827	100%	3.76%	383.10%

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%	3.80%	324.31%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the taxi medallion portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Total nonaccrual loans	$21,881	$25,974
Interest foregone quarter to date	309	928
Amount of foregone interest applied to principal in the quarter	64	238
Interest foregone life-to-date	1,101	2,119
Amount of foregone interest applied to principal life-to-date	816	822
Percentage of nonaccrual loans to gross loan portfolio	1.0%	1.2%
Percentage of allowance for credit losses to nonaccrual loans	383.1%	324.3%

The following tables present the performance status of loans as of March 31, 2024 and December 31, 2023.

March 31, 2024 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,358,293	$6,872	$1,365,165	0.50%
Home improvement	750,903	1,359	752,262	0.18
Commercial	96,480	10,090	106,570	9.47
Taxi medallion	—	3,560	3,560	100.00
Strategic partnership	869	—	869	—
Total	$2,206,545	$21,881	$2,228,426	0.98%

December 31, 2023 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,326,567	$9,659	$1,336,226	0.72%
Home improvement	759,128	1,489	760,617	0.20
Commercial	103,664	11,163	114,827	9.72
Taxi medallion	—	3,663	3,663	100.00
Strategic partnership	553	—	553	—
Total	$2,189,912	$25,974	$2,215,886	1.17%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables provide additional information on attributes of the nonperforming loan portfolio as of March 31, 2024 and December 31, 2023, all of which had an allowance recorded against the principal balance.

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With an allowance recorded
Recreation	$6,872	$6,872	$302	$9,655	$9,655	$416
Home improvement	1,359	1,359	32	1,493	1,493	41
Commercial	10,090	10,243	2,320	11,163	11,301	1,897
Taxi medallion	3,560	4,223	1,502	3,663	4,347	1,536
Total nonperforming loans with an allowance	$21,881	$22,697	$4,156	$25,974	$26,796	$3,890

	Three Months Ended March 31,
	2024		2023
(Dollars in thousands)	Average Investment Recorded	Interest Income Recognized	Average Investment Recorded	Interest Income Recognized
With an allowance recorded
Recreation	$6,721	$16	$4,656	$13
Home improvement	1,363	1	441	1
Commercial	10,243	—	5,652	—
Taxi medallion	4,254	—	6,093	—
Total nonperforming loans with an allowance	$22,581	$17	$16,842	$14

The following tables show the aging of all loans as of March 31, 2024 and December 31, 2023.

March 31, 2024	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$37,205	$11,905	$6,374	$55,484	$1,265,310	$1,320,794	$—
Home improvement	3,495	1,680	1,362	6,537	749,294	755,831	—
Commercial	—	—	8,396	8,396	99,190	107,586	—
Taxi medallion	—	100	—	100	3,460	3,560	—
Strategic partnership	—	—	—	—	869	869	—
Total	$40,700	$13,685	$16,132	$70,517	$2,118,123	$2,188,640	$—
(1)
Excludes $40.7 million of capitalized loan origination costs.

December 31, 2023	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$40,282	$15,039	$9,095	$64,416	$1,228,175	$1,292,591	$—
Home improvement	3,936	2,562	1,502	8,000	756,069	764,069	—
Commercial	—	2,156	6,240	8,396	107,140	115,536	—
Taxi medallion	201	—	—	201	3,462	3,663	—
Strategic partnership	—	—	—	—	553	553	—
Total	$44,419	$19,757	$16,837	$81,013	$2,095,399	$2,176,412	$—
(1)
Excludes $40.0 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the taxi medallion loans was approximately 188% and 183% as of March 31, 2024 and December 31, 2023.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and taxi medallion loans, for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$9,993	$11,772
Transfer from loans, net	5,425	—	5,425
Sales	—	(39)	(39)
Cash payments received	(2,447)	(1,273)	(3,720)
Collateral valuation and other adjustments	(3,282)	42	(3,240)
Loan collateral in process of foreclosure – March 31, 2024	$1,475	$8,723	$10,198

Three Months Ended March 31, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	4,357	2,147	6,504
Sales	(2,195)	(15)	(2,210)
Cash payments received	—	(3,317)	(3,317)
Collateral valuation adjustments	(2,077)	(252)	(2,329)
Loan collateral in process of foreclosure – March 31, 2023	$1,461	$19,006	$20,467

As of March 31, 2024, taxi medallion loans in the process of foreclosure included 329 taxi medallions in the New York City market, 193 taxi medallions in the Chicago market, 25 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending March 31,
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	March 31, 2024 (1)	December 31, 2023(1)	Interest Rate (2)
Deposits (3)	$721,155	$479,582	$350,070	$157,800	$173,239	$—	$1,881,846	$1,869,439	3.17%
Retail and privately placed notes	—	31,250	—	53,750	39,000	12,500	136,500	139,500	8.08
SBA debentures and borrowings	12,500	15,500	4,500	—	2,500	37,750	72,750	75,250	3.54
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.71
Federal reserve and other borrowings	20,000	—	—	—	—	—	20,000	—	5.95
Total	$753,655	$526,332	$354,570	$211,550	$214,739	$83,250	$2,144,096	$2,117,189	3.59%
(1)
Excludes deferred financing costs of $8.5 million as of both March 31, 2024 and December 31, 2023.
(2)
Weighted average contractual rate as of March 31, 2024.
(3)
Balance excludes $1.5 million of strategic partner reserve deposits as of both March 31, 2024 and December 31, 2023.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of March 31, 2024 and December 31, 2023, the Bank had $12.1 million and $11.8 million in listing service deposit balances from other financial institutions. In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of March 31, 2024 and December 31, 2023, the Bank had $12.4 million and $14.9 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of March 31, 2024.

(Dollars in thousands)	March 31, 2024
Three months or less	$202,913
Over three months through six months	186,507
Over six months through one year	331,735
Over one year	1,160,691
Deposits	1,881,846
Strategic partner collateral deposits	1,500
Total deposits	$1,883,346

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of March 31, 2024, the Bank had approximately $36.9 million in investment securities pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is 100% of fair value, for a total of approximately $36.9 million in secured borrowing capacity, of which none was utilized as of March 31, 2024.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of March 31, 2024, $20.0 million was utilized.

(C) PRIVATELY PLACED NOTES

In December 2023, the Company completed a private placement to certain institutional investors of $12.5 million aggregate principal amount of 9.00% unsecured senior notes due December 2033, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, which included the repayment of the remaining 8.25% notes that matured in March 2024.

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

In March 2019, the Company completed a private placement to certain institutional investors of $30.0 million aggregate principal amount of 8.25% unsecured senior notes due in March 2024, with interest payable semiannually. The Company used the net proceeds from the offering for general corporate purposes, including repaying certain borrowings under its notes payable to banks at a discount which led to a gain of $4.1 million in 2019. In August 2019, an additional $6.0 million principal amount of such notes was issued to certain institutional investors. As described above, in September 2023, the Company repurchased and cancelled $33.0 million of these notes. The remaining $3.0 million principal amount outstanding was repaid in March 2024 at maturity.

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for Medallion Capital and FSVC, typically for a four and a half year term and a 1% fee. During 2017, the SBA restructured FSVC’s debentures with SBA totaling $33.5 million in principal into a new loan by the SBA to FSVC in the principal amount of $34.0 million, or the SBA Loan. In connection with the SBA Loan, FSVC executed a Note, or the SBA Note, with an effective date of March 1, 2017, in favor of SBA, in the principal amount of $34.0 million. The SBA Loan bore an interest rate of 3.25% with all remaining unpaid principal and interest being due on April 30, 2024, the maturity date. In October 2023, FSVC repaid, in full, all amounts due to the SBA under the SBA Note.

On July 10, 2023, Medallion Capital accepted a commitment from the SBA for $20.0 million in debenture financing. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with an additional $0.4 million fee to be paid pro-rata as Medallion Capital draws under the commitment. As of March 31, 2024, $9.8 million of the commitment had been drawn, and $8.0 million was drawable, with the balance of $2.2 million drawable upon the infusion of $1.1 million of capital from either the capitalization of retained earnings or a capital infusion into Medallion Capital from the Company.

On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing with a ten-year term. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as Medallion Capital draws under the commitment. As of March 31, 2024, none of the commitment had been drawn, with the entire $18.5 million drawable upon the infusion of $9.3 million of capital from either the capitalization of retained earnings or a capital infusion into Medallion Capital from the Company.

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. With the cessation of LIBOR on June 30, 2023, interest is calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of March 31, 2024, $33.0 million was outstanding on the trust preferred securities.

(F) OTHER BORROWINGS

In January 2024, Medallion Capital entered into a $7.5 million revolving credit facility with a regional bank. The facility allows Medallion Capital to finance, on a short-term basis, investments for which it anticipates receiving financing from the SBA. The facility bears interest at a rate of 2.75% plus one month SOFR, has an annual facility fee of 0.1%, matures on January 1, 2025, and requires that Medallion Capital have total commitments available from the SBA of at least the total requested advance. As of March 31, 2024, the facility had no outstanding borrowings.

(G) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of March 31, 2024, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2030 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating lease costs	$604	$597
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	657	623
Right-of-use asset obtained in exchange for lease liability	(59)	(56)

The following table presents the breakout of the operating leases as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$8,327	$8,785
Other current liabilities	2,255	2,472
Operating lease liabilities	6,710	7,019
Total operating lease liabilities	8,965	9,491
Weighted average remaining lease term	4.4 years	4.9 years
Weighted average discount rate	5.56%	5.47%

At March 31, 2024, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2024	$1,903
2025	2,546
2026	2,567
2027	1,342
2028	573
Thereafter	1,139
Total lease payments	10,070
Less imputed interest	1,105
Total operating lease liabilities	$8,965

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

The following table sets forth the significant components of the Company's deferred and other tax assets and liabilities as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Goodwill and other intangibles	$42,943	$43,034
Provision for credit losses	(12,005)	(13,032)
Net operating loss carryforwards (1)	(3,803)	(3,802)
Accrued expenses, compensation, and other assets	(4,794)	(6,976)
Unrealized gains on other investments	(868)	(1,877)
Total deferred tax liability	21,473	17,347
Valuation allowance	3,373	3,860
Deferred tax liability, net	$24,846	$21,207
(1)
As of March 31, 2024, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $1.2 million as of March 31, 2024.

The following table shows the components of the Company's tax provision for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Current
Federal	$1,729	$2,583
State	643	789
Deferred
Federal	3,116	2,246
State	870	764
Net provision for income taxes	$6,358	$6,382

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Statutory Federal income tax provision at 21%	$3,758	$4,884
State and local income taxes, net of federal income tax benefit	735	955
Non-deductible expenses	1,780	1,058
Other	85	(515)
Total income tax provision	$6,358	$6,382

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of March 31, 2024.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2020 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance share units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,485,522 were issuable as of March 31, 2024. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At March 31, 2024, 946,054 options on the Company’s common stock were outstanding under the Company’s plans, of which 857,609 options were vested. Additionally, as of March 31, 2024, there were 889,361 unvested shares of restricted stock, 512,131 unvested performance stock units, 85,892 unvested restricted stock units, and 162,615 vested restricted stock units under the 2018 Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2024 and 2023.

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

The following table presents the activity for the stock option programs for the 2024 first quarter and the 2023 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,061,849	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(33,382)	4.89 - 9.38	6.80
Exercised (1)	(68,945)	4.89 - 7.25	6.44
Outstanding at December 31, 2023	959,522	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(85)	4.89	4.89
Exercised (1)	(13,383)	4.89 - 7.25	6.61
Outstanding at March 31, 2024 (2)	946,054	$2.14 - 9.38	$6.51
Options exercisable at:
December 31, 2023	697,647	2.14 - 9.38	$6.51
March 31, 2024 (2)	857,609	$2.14 - 9.38	$6.52
(1)
The aggregate intrinsic value of exercised options, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for the three months ended March 31, 2024 and was $0.1 million for the year ended December 31, 2023.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at March 31, 2024 and the related exercise price of the underlying options, was $1.3 million for outstanding options and $1.2 million for vested options as of March 31, 2024. The remaining contractual life was 5.9 years for outstanding options and 5.8 years for vested options at March 31, 2024.

The following table presents the activity for the unvested options outstanding under the plans described above for the 2024 first quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	261,875	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	—	—	—
Vested	(173,430)	4.89 - 7.25	6.56
Outstanding at March 31, 2024	88,445	$4.89 - 7.25	$6.37

The intrinsic value of the options vested was $0.4 million for the three months ended March 31, 2024.

The following table presents the activity for the restricted stock programs for the 2024 first, quarter and the 2023 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2022	857,288	$4.89 - 7.25	$7.27
Granted	399,793	7.67 - 9.37	8.34
Cancelled	(12,807)	4.89 - 8.40	7.24
Vested (1)	(248,898)	4.89 - 7.68	7.10
Outstanding at December 31, 2023	995,376	$4.89 - 9.37	$7.74
Granted	296,178	8.97	8.97
Cancelled	(1,208)	6.86 - 9.37	8.13
Vested (1)	(400,985)	4.89 - 8.40	7.69
Outstanding at March 31, 2024 (2)	889,361	$4.89 - 9.37	$8.18
(1)
The aggregate fair value of the restricted stock vested was $2.7 million for the three months ended March 31, 2024 and $2.1 million for the year ended December 31, 2023.
(2)
The aggregate fair value of the restricted stock was $7.0 million as of March 31, 2024. The remaining vesting period was 2.9 years at March 31, 2024.

During the three months ended March 31, 2024, the Company did not grant any restricted stock units, or RSUs, and during the year ended December 31, 2023, granted 83,158 RSUs with a vesting date of June 22, 2024 at a grant price of $9.14. For the RSUs granted in 2023, unit holders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of March 31, 2024, there were 248,507 RSUs outstanding, including 162,615 which had previously vested.

During the three months ended March 31, 2024, the Company granted 215,687 PSUs at a grant price of $8.97 and during the year ended December 31, 2023, granted 296,444 PSUs at a grant price of $6.08. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, collector automobiles, and other consumer recreational equipment, of which RVs, boats, and collector automobiles make up 54%, 19%, and 10% of the segment portfolio, with no other product lines equal to or exceeding 10%, as of March 31, 2024. The highest concentrations of recreation loans are in Texas and Florida at 16% and 10% of loans outstanding and with no other states at or above 10% as of March 31, 2024. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 40%, 20%, and 13% of total home improvement loans outstanding, and with no other product lines exceeding 10% as of March 31, 2024. The highest concentrations of home improvement loans are in Texas and Florida both at 10% of loans outstanding and with no other states at or above 10% as of March 31, 2024. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, construction, and wholesale trade making up 53%, 14%, and 12% of the loans outstanding as of March 31, 2024, with no other product lines exceeding 10% as of March 31, 2024. The commercial lending segment invests across the United States with concentrations in California, Wisconsin, and Texas each having 30%, 11%, and 10% of the segment portfolio, and no other states having a concentration at or greater than 10% as of March 31, 2024. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of March 31, 2024.

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

The following table presents segment data as of and for the three months ended March 31, 2024.

Three Months Ended March 31, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$43,927	$17,447	$3,645	$140	$1,911	$67,070
Total interest expense	9,645	5,634	1,098	28	2,748	19,153
Net interest income (loss)	34,282	11,813	2,547	112	(837)	47,917
Provision (benefit) for credit losses	17,030	898	216	(944)	1	17,201
Net interest income (loss) after loss provision	17,252	10,915	2,331	1,056	(838)	30,716
Other income	250	2	4,202	639	310	5,403
Other expenses	(8,287)	(4,114)	(985)	(743)	(4,096)	(18,225)
Net income (loss) before taxes	9,215	6,803	5,548	952	(4,624)	17,894
Income tax (provision) benefit	(3,274)	(2,417)	(1,971)	(338)	1,642	(6,358)
Net income (loss) after taxes	$5,941	$4,386	$3,577	$614	$(2,982)	$11,536
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$10,024
Balance Sheet Data
Total loans	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426
Total assets	1,322,761	738,551	102,331	8,611	446,508	2,618,762
Total funds borrowed	1,083,760	605,107	83,842	7,055	365,832	2,145,596
Selected Financial Ratios
Return on average assets	1.82%	2.38%	13.50%	23.68%	(2.78)%	1.80%
Return on average stockholders' equity	*	*	*	*	*	11.65
Return on average equity	11.44	14.93	84.71	148.65	(17.47)	11.18
Interest yield	13.17	9.28	12.99	15.59	NM	11.34
Net interest margin, gross	10.28	6.28	9.08	12.47	NM	8.10
Net interest margin, net of allowance	10.75	6.45	9.43	21.57	NM	8.39
Reserve coverage	4.40	2.38	4.11	42.19	NM	3.76
Delinquency status (1)	0.48	0.18	7.80	—	NM	0.74
Charge-off (recovery) ratio (2)	4.36	2.12	(0.07)	(101.47)	NM	3.20
(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three months ended March 31, 2023.

Three Months March 31, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$37,899	$13,649	$2,701	$310	$1,284	$55,843
Total interest expense	5,904	3,279	809	67	2,181	12,240
Net interest income (loss)	31,995	10,370	1,892	243	(897)	43,603
Provision (benefit) for credit losses	7,751	3,081	327	(7,084)	(37)	4,038
Net interest income (loss) after loss provision	24,244	7,289	1,565	7,327	(860)	39,565
Other income	—	1	271	1,620	191	2,083
Other expenses	(7,803)	(3,994)	(420)	(2,027)	(4,149)	(18,393)
Net income (loss) before taxes	16,441	3,296	1,416	6,920	(4,818)	23,255
Income tax (provision) benefit	(4,513)	(905)	(389)	(1,899)	1,324	(6,382)
Net income (loss) after taxes	$11,928	$2,391	$1,027	$5,021	$(3,494)	$16,873
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$15,361
Balance Sheet Data
Total loans, gross	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180
Total assets	1,179,965	660,846	101,392	20,335	389,132	2,351,670
Total funds borrowed	961,561	538,527	82,625	16,571	317,106	1,916,390
Selected Financial Ratios
Return on average assets	4.14%	1.52%	4.11%	90.53%	(3.79)%	2.99%
Return on average stockholders' equity	*	*	*	*	*	20.72
Return on average equity	25.63	9.37	25.39	558.90	(23.42)	18.50
Interest yield	12.87	8.54	11.53	11.78	NM	10.78
Net interest margin, gross	10.86	6.49	8.08	9.23	NM	8.42
Net interest margin, net of allowance	11.33	6.62	8.32	28.89	NM	8.71
Reserve coverage	4.12	2.19	3.71	53.07	NM	3.54
Delinquency status (1)	0.36	0.07	0.08	—	NM	0.24
Charge-off ratio (2)	3.48	0.82	(0.16)	29.84	NM	2.35

(1)
Loans 90 days or more past due.
(2)
Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

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

As of March 31, 2024, employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $9.9 million.

(B) OTHER COMMITMENTS

As of March 31, 2024, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers, and stockholders of the Company are also directors and officers of its main consolidated subsidiaries, MFC, Medallion Capital, FSVC, and the Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $260,988 per year, an increase from $250,950 per year in 2023. Mr. Rudnick received an annual cash bonus of $95,000 and $85,000 as well as an equity bonus in the amount of $52,000 and $50,000, during the three months ended March 31, 2024 and 2023.

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

(f) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At March 31, 2024 and December 31, 2023, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$169,125	$169,125	$149,845	$149,845
Equity investments	16,374	16,374	11,430	11,430
Investment securities	53,038	53,038	54,282	54,282
Loans receivable	2,144,599	2,144,599	2,131,651	2,131,651
Accrued interest receivable (2)	12,673	12,673	13,538	13,538
Equity securities (3)	1,730	1,730	1,748	1,748
Financial liabilities
Funds borrowed	2,145,596	2,145,596	2,118,689	2,118,689
Accrued interest payable (2)	6,077	6,077	6,822	6,822
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of March 31, 2024 and $1.3 million as of December 31, 2023. See Note 13.
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

Equity investments were recorded at cost less impairment plus or minus observable price changes. Commencing in 2020, the Company elected to measure equity investments at fair value on a non-recurring basis.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

March 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Investment securities	—	53,038	—	53,038
Equity securities	1,730	—	—	1,730
Total (1)	$1,730	$54,288	$—	$56,018
(1)
Total unrealized losses of $0.2 million, net of tax, was included in other comprehensive income for the three months ended March 31, 2024 related to these assets.

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Investment securities	—	54,282	—	54,282
Equity securities	1,748	—	—	1,748
Total (1)	$1,748	$55,532	$—	$57,280
(1)
Total unrealized losses of $0.3 million, net of tax, was included in other comprehensive loss for the year ended December 31, 2023 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023.

March 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$16,374	$16,374
Impaired loans	—	—	21,881	21,881
Loan collateral in process of foreclosure	—	—	10,198	10,198
Total	$—	$—	$48,453	$48,453

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$11,430	$11,430
Impaired loans	—	—	25,974	25,974
Loan collateral in process of foreclosure	—	—	11,772	11,772
Total	$—	$—	$49,176	$49,176

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of March 31, 2024 and December 31, 2023.

(Dollars in thousands except per share amounts)	Fair Value at March 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$11,290	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	5,084	Precedent market transaction	Sale price	$5,084
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	21,881	Market approach	Historical and actual loss experience	0.00% - 43.51%
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	10,198	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$1.8 - $43.2
(1)
Includes projections based on revenue, EBITDA, leverage, and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry, and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.
(2)
Represents amount net of liquidation costs.
(3)
Relates to the recreation loan portfolio.

(Dollars in thousands except per share amounts)	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$11,157	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Impaired loans	25,974	Market approach	Historical and actual loss experience	0.00% - 28.48%
			Transfer prices (2)	$0.0 - $79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	11,772	Market approach	Transfer prices (2)	$0.0 - $79.5
			Collateral value (3)	$2.3 - $45.0
(1)
Includes projections based on revenue, EBITDA, leverage, and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry, and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.
(2)
Represents amount net of liquidation costs.
(3)
Relates to the recreation loan portfolio.

(14) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, with a $46.0 million aggregate liquidation amount, yielding net proceeds of $42.5 million, which were recorded in the Bank’s shareholders’ equity. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is expected to be the three month Secured Overnight Financing Rate, or SOFR) plus a spread of 6.46% per annum.

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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to March 31, 2024 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three months ended March 31, 2024 and the year ended December 31, 2023. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector automobiles, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of March 31, 2024, our consumer loans represented 95% of our gross loan portfolio, and commercial loans represented 5%. Total assets were $2.6 billion as of both March 31, 2024 and December 31, 2023.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to consumers, debentures issued to and guaranteed by the SBA, privately placed notes, and trust preferred securities. Net interest income fluctuates with changes in the yield on our loan portfolios and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation and economic health, as well as other factors which contribute to competition and changes in the demand for our loan products. We have taken, and are taking further, steps in light of a potential economic downturn and the current inflationary environment to moderate the pace of our growth.

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

The Bank is an industrial bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we referred a portion of our taxi medallion and commercial loans to the Bank, which originated these loans, and have since been serviced by Medallion Servicing Corp., or MSC. However, other than in connection with dispositions of existing taxi medallion and related assets, the Bank has not originated any new taxi medallion loans since 2014 (and Medallion Financial Corp. has not originated any new taxi medallion loans since 2015) and is working with MSC to service its remaining portfolio as it winds down. MSC earns referral and servicing fees for these activities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At March 31, 2024, we identified our policies for the allowance for credit losses, goodwill and intangible assets, and deferred taxes, to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2023, and there have been no material changes in such policies and estimates since the date of such report.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

On January 1, 2023, we adopted Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with a lifetime expected loss methodology using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss, or CECL, methodology. For consumer loans, we use historical delinquent loan performance and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period. For commercial loans, we assess the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. We evaluate each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For taxi medallion loans, we maintain specific reserves adjusting the carrying amount of loans down to net collateral value. The allowance is evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance.

We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 15, 2022 are presented under ASC 326. The transition to the CECL methodology on January 1, 2023 resulted in an increase of $13.7 million to our allowance for credit losses on loans, or ACL, and a net-of-tax cumulative-effect adjustment of $9.9 million to the beginning balance of retained earnings. The CECL methodology transition effects on the allowance for credit losses are shown in the following table:

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

AVERAGE BALANCES AND RATES

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$28,246	$329	4.68%	$22,001	$40	0.74%
Federal funds sold	82,255	1,053	5.15	81,326	236	1.18
Investment securities	53,660	467	3.50	48,289	366	3.07
Loans
Recreation	1,341,450	43,927	13.17	1,194,275	37,899	12.87
Home improvement	756,205	17,447	9.28	648,088	13,649	8.54
Commercial	112,841	3,663	13.06	94,974	3,194	13.64
Taxi medallion	3,611	139	15.48	10,676	381	14.47
Strategic partnerships	734	45	24.66	1,326	78	23.86
Total loans	2,214,841	65,221	11.84	1,949,339	55,201	11.48
Total interest-earning assets, before allowance	2,379,002		11.34	2,100,955		10.78
Allowance for credit losses	(83,559)			(71,563)
Total interest-earning assets, net of allowance	$2,295,443	$67,070	11.75%	$2,029,392	$55,843	11.16%
Non-interest-earning assets
Cash	25,024			4,925
Equity investments	13,064			10,585
Loan collateral in process of foreclosure	11,013			20,779
Goodwill and intangible assets	171,215			172,660
Other assets	54,477			50,887
Total non-interest-earning assets	274,793			259,836
Total assets	$2,570,236			$2,289,228
Interest-bearing liabilities
Deposits	$1,855,205	$14,753	3.20%	$1,640,552	$8,599	2.13%
Retail and privately placed notes	138,750	3,007	8.72	121,000	2,501	8.38
SBA debentures and borrowings	74,000	745	4.05	65,915	561	3.45
Trust preferred securities	33,000	648	7.90	33,000	579	7.12
Total interest-bearing liabilities	2,100,955	19,153	3.67	1,860,467	12,240	2.67
Non-interest-bearing liabilities
Deferred tax liability	21,830			24,355
Other liabilities (1)	32,270			34,511
Total non-interest-bearing liabilities	54,100			58,866
Total liabilities	2,155,055			1,919,333
Non-controlling interest	69,166			69,166
Total stockholders’ equity	346,015			300,729
Total liabilities and stockholders’ equity	$2,570,236			$2,289,228
Net interest income		$47,917			$43,603
Net interest margin, gross			8.10			8.42
Net interest margin, net of allowance			8.39%			8.71%
(1)
Includes deferred financing costs of $8.5 million and $7.2 million as of March 31, 2024 and 2023.

For the three months ended March 31, 2024, our loans receivable yielded 11.84%, as compared to 11.48% for the three months ended March 31, 2023. The 36 basis point increase reflects a higher yield on our consumer loan portfolios, as we have increased the rates charged on new consumer originations over the past year as prevailing market interest rates have increased. We have used the higher interest rate environment as an opportunity to both increase the rates on newly issued recreation and home improvement loans, which is expected to continue to increase the yield on these portfolios over time, as well as increase the credit quality of our new issuances, particularly in our recreation segment, with the average FICO scores, measured at origination, of our recreation loans outstanding being 684 as of March 31, 2024 compared to 671 as of March 31, 2023. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the three months ended March 31, 2024 of 3.67% increased 100 basis points from the three months ended March 31, 2023, attributable to the current higher interest rate environment, particularly the higher cost associated with our deposits. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. We have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$90	$433	$523	$95	$120	$215
Investment securities	47	54	101	29	118	147
Loans
Recreation	4,833	1,194	6,027	6,855	(91)	6,764
Home improvement	2,501	1,297	3,798	4,082	(133)	3,949
Commercial	582	398	980	560	606	1,166
Taxi medallion	(273)	103	(170)	(115)	350	235
Strategic partnerships	(36)	4	(32)	67	(3)	64
Total loans	$7,607	$2,996	$10,603	$11,449	$729	$12,178
Total interest-earning assets	$7,744	$3,483	$11,227	$11,573	$967	$12,540
Interest-bearing liabilities
Deposits	1,712	4,441	6,153	1,893	2,552	4,445
Retail and privately placed notes	386	121	507	—	3	3
SBA debentures and borrowings	82	102	184	(33)	71	38
Trust preferred securities	—	69	69	—	379	379
Total interest-bearing liabilities	$2,180	$4,733	$6,913	$1,860	$3,005	$4,865
Net	$5,564	$(1,250)	$4,314	$9,713	$(2,038)	$7,675

During the three months ended March 31, 2024, the increase in interest income was mainly driven by the increase in volume of consumer loans, as well as an increase in overall yield on interest-earning assets as we issue new loans at interest rates greater than the weighted average rates of our current portfolio. During the quarter, the increase in interest expense was driven by an increase in borrowing costs and interest rates, primarily due to the increases in deposits, as well as growth of total borrowings which fund our growing loan portfolio.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, trust preferred securities, and has historically included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are, on average, our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for more flexible interest rate management strategies. As further described below, in September 2023, we issued and sold $39.0 million aggregate principal amount of 9.25% senior notes due in September 2028, and in December 2023, we issued $12.5 million aggregate principal amount of 9.00% senior notes due December 2033. The net proceeds from these offerings were used, in large part, to repurchase and settle, in full, $36.0 million aggregate principal amount of our 8.25% senior notes issued in 2019 and which matured in March 2024.

Our cost of funds is primarily driven by the rates paid on our various borrowings and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table shows the average borrowings and related borrowing costs for the three months ended March 31, 2024 and 2023. We expect our borrowing costs to further increase as we take deposits and borrow other funds at the currently higher prevailing rates.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2023, we obtained a $20.0 million commitment from the SBA, $9.8 million of which has been utilized as of March 31, 2024, with $8.0 million currently drawable, and the balance of $2.2 million drawable upon the infusion of $1.1 million of capital. In February 2024, we obtained an $18.5 million commitment from the SBA, with the entire amount drawable upon the infusion of $9.3 million of capital.

At March 31, 2024 and 2023, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to or received from loan originators, and which are amortized to interest income over the life of the loan. During the three months ended March 31, 2024, there was continued growth in the recreation segment, growing 2% from December 31, 2023, while home improvement loans decreased 1% from December 31, 2023.

Three Months Ended March 31, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	105,765	51,576	—	—	15,746	173,087
Principal payments, sales, maturities, and recoveries	(64,886)	(54,917)	(8,872)	(103)	(15,430)	(144,208)
Charge-offs	(18,101)	(4,898)	—	—	—	(22,999)
Transfer to loan collateral in process of foreclosure, net	5,425	—	—	—	—	5,425
Amortization of origination costs	(2,952)	938	7	—	—	(2,007)
FASB origination costs, net	3,688	(1,054)	—	—	—	2,634
Paid-in-kind interest	—	—	608	—	—	608
Gross loans – March 31, 2024	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426

Three Months Ended March 31, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	101,681	94,981	3,000	623	27,006	227,291
Principal payments, sales, maturities, and recoveries	(56,217)	(49,855)	(834)	(4,395)	(25,808)	(137,109)
Charge-offs	(12,590)	(1,914)	—	(3,593)	—	(18,097)
Transfer to loan collateral in process of foreclosure, net	(4,357)	—	—	(2,147)	—	(6,504)
Amortization of origination costs	(2,759)	586	—	—	—	(2,173)
FASB origination costs, net	4,110	(555)	—	—	—	3,555
Paid-in-kind interest	—	—	264	—	—	264
Gross loans – March 31, 2023	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of March 31, 2024.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$30,090	$227,619	$1,774,684	$154,062	$2,186,455
Recreation	1,976	125,004	1,157,746	34,752	1,319,478
Home improvement	7,195	31,809	597,517	119,310	755,831
Commercial	17,772	69,524	19,421	—	106,717
Taxi medallion	2,278	1,282	—	—	3,560
Strategic partnerships	869	—	—	—	869
Adjustable-rate	$433	$883	$—	$—	$1,316
Recreation	433	883	—	—	1,316
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans	$30,523	$228,502	$1,774,684	$154,062	$2,187,771

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s quarterly evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of March 31, 2024 and December 31, 2023, the allowance totaled $83.8 million and $84.2 million, which represented 3.76% and 3.80% of total loans, respectively. The provision for credit losses were $17.2 million for the three months ended March 31, 2024, compared to $4.0 million in the three months ended March 31, 2023 as a result of lower taxi medallion recoveries, higher charge off activity, partly attributable to seasonality, and increased provisioning necessary with the growth in our recreation loans.

The following table sets forth the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Allowance for loan losses – beginning balance (1)	$84,235	$63,845
CECL transition amount upon ASU 2016-13 adoption	—	13,712
Charge-offs
Recreation	(18,101)	(12,590)
Home improvement	(4,898)	(1,914)
Commercial	—	—
Taxi medallion	—	(3,593)
Total charge-offs	(22,999)	(18,097)
Recoveries
Recreation	3,548	2,771
Home improvement	911	632
Commercial	20	10
Taxi medallion	911	3,369
Total recoveries	5,390	6,782
Net charge-offs (2)	(17,609)	(11,315)
Provision for credit losses	17,201	4,038
Allowance for credit losses – ending balance (3)	$83,827	$70,280
(1)
2023 beginning balance represents allowance prior to the adoption of ASU 2016-13.
(2)
As of March 31, 2024, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $173.7 million, including $105.5 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.
(3)
As of March 31, 2024, there was no allowance for credit loss and net charge-offs related to the strategic partnership loans.

With the adoption of ASC 326, we also adopted ASU 2022-02, Financial Instruments – Credit Losses, or Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Under this standard, we are required to disclose current period gross write-offs, by year of origination, for financing receivables.

The following table sets forth the gross charge-offs for the three months ended March 31, 2024, by the year of origination:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$—	$3,763	$6,818	$3,497	$1,289	$2,734	$18,101
Home improvement	—	1,524	1,680	1,163	287	244	4,898
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$—	$5,287	$8,498	$4,660	$1,576	$2,978	$22,999

The following tables set forth the allowance for credit losses by type as of March 31, 2024 and December 31, 2023.

March 31, 2024 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$60,011	72%	4.40%	274.26%
Home improvement	17,930	21	2.38	81.94
Commercial	4,384	5	4.11	20.04
Taxi medallion	1,502	2	42.20	6.86
Total	$83,827	100%	3.76%	383.10%

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%	3.80%	324.31%

As of March 31, 2024, the total allowance for credit losses as a percent of loans decreased 4 basis points from December 31, 2023.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$6,374	0.3%	$9,095	0.4%
Home improvement	1,362	*	1,502	*
Commercial	8,396	0.4%	6,240	0.3%
Total loans 90 days or more past due	$16,132	0.7%	$16,837	0.8%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%.

The following tables show the activity of loan collateral in process of foreclosure for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$9,993	$11,772
Transfer from loans, net	5,425	—	5,425
Sales	—	(39)	(39)
Cash payments received	(2,447)	(1,273)	(3,720)
Collateral valuation and other adjustments	(3,282)	42	(3,240)
Loan collateral in process of foreclosure – March 31, 2024	$1,475	$8,723	$10,198

Three Months Ended March 31, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	4,357	2,147	6,504
Sales	(2,195)	(15)	(2,210)
Cash payments received	—	(3,317)	(3,317)
Collateral valuation adjustments	(2,077)	(252)	(2,329)
Loan collateral in process of foreclosure – March 31, 2023	$1,461	$19,006	$20,467

As of March 31, 2024, taxi medallion loans in the process of foreclosure included 329 taxi medallions in the New York City market, 193 taxi medallions in the Chicago market, 25 taxi medallions in the Newark market, and 31 taxi medallions in other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also show results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a growth business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 65% of our interest income for the three months ended March 31, 2024 and 68% for the three months ended March 31, 2023.

We maintain relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance services to small dealers that do not have the desire or ability to provide such services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 45% of recreation lending’s new loan originations for the three months ended March 31, 2024. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of March 31, 2024. The loans are fixed rate with an average term at origination of 14.1 years. The weighted average maturity of our loans outstanding as of March 31, 2024 is 10.2 years.

The loans are secured primarily by RVs, boats, collector automobiles, and trailers, with RV loans making up 54% of the portfolio, boat loans making up 19%, and collector automobiles making up 10% of the portfolio as of March 31, 2024, compared to 58%, 19% and 9% as of March 31, 2023. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida at 16% and 10% of loans outstanding, compared to 15% and 10% as of March 31, 2023, and with no other states at or above 10%. As of March 31, 2024 and 2023, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 684 and 671. The weighted average FICO scores at the time of origination for the loans funded in three months ended March 31, 2024 and 2023 were 692 and 677.

During the three months ended March 31, 2024, the recreation loan portfolio grew 12.5% to $1.4 billion, with the average interest rate increasing 38 basis points to 14.8% from a year ago. Additionally, reserve rates increased 28 basis points from March 31, 2023, reflecting higher delinquency and potential loss.

During the three months ended March 31, 2024, we originated $105.8 million in recreation loans, compared to $101.7 million in the prior year period. Originations increased despite more restrictive underwriting standards and management's efforts to mitigate concentration risks. The following table presents quarterly originations for 2024, 2023, and 2022.

(Dollars in thousands)	2024	2023	2022
First Quarter	$105,765	$101,681	$114,406
Second Quarter	—	190,007	170,207
Third Quarter	—	92,603	149,151
Fourth Quarter	—	62,748	79,298
Year Ended	$105,765	$447,039	$513,062

As of March 31, 2024, 36% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the three months ended March 31, 2024 and years ended December 31, 2023 and 2022.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
March 31, 2024	$105,765	$32,043	30.3%
December 31, 2023	447,039	152,045	34.0
December 31, 2022	513,062	180,697	35.2

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Selected Earnings Data
Total interest income	$43,927	$37,899
Total interest expense	9,645	5,904
Net interest income	34,282	31,995
Provision for credit losses	17,030	7,751
Net interest income after loss provision	17,252	24,244
Other income	250	—
Other expenses	(8,287)	(7,803)
Net income before taxes	9,215	16,441
Income tax provision	(3,274)	(4,513)
Net income after taxes	$5,941	$11,928
Balance Sheet Data
Total loans, gross	$1,365,165	$1,213,380
Total credit allowance	60,011	49,938
Total loans, net	1,305,154	1,163,442
Total assets	1,322,761	1,179,965
Total borrowings	1,083,760	961,561
Selected Financial Ratios
Return on average assets	1.82%	4.14%
Return on average equity	11.44	25.63
Interest yield	13.17	12.87
Net interest margin, gross	10.28	10.86
Net interest margin, net of allowance	10.75	11.33
Reserve coverage	4.40	4.12
Delinquency status (1)	0.48	0.36
Charge-off ratio	4.36	3.48
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in roofs, swimming pools, and windows at 40%, 20%, and 13% of total loans outstanding as of March 31, 2024, as compared to 40%, 21%, and 13% as of March 31, 2023, with no other collateral types over 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, each representing 10% of loans outstanding as of March 31, 2024 and consistent with concentrations as of March 31, 2023, with no other states at or above 10%. As of March 31, 2024 and 2023, the weighted average FICO scores of our home improvement loans outstanding, measured at origination, were 764 and 753. The weighted average FICO scores at the time of origination for the loans funded in the three months ended March 31, 2024 and 2023 were 776 and 766.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide financing services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 800 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 54% of home improvement lending’s new loan originations for the three months ended March 31, 2024. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of March 31, 2024. The loans are fixed rate with an average term at origination of 13.6 years. The weighted average maturity of our loans outstanding as of March 31, 2024 is 12.2 years.

During the three months ended March 31, 2024, the home improvement portfolio decreased 1% from $760.6 million to $752.3 million, with reserve coverage rates increasing 19 basis points from a year ago reflecting higher delinquency and potential losses. The average interest rate increased 77 basis points to 9.60% from the prior period.

During the three months ended March 31, 2024, we originated $51.6 million in home improvement loans, compared to $95.0 million in the prior period. The decrease was driven by ongoing restrictive underwriting standards in 2024 and management's efforts to mitigate concentration risks. The following table presents quarterly originations for 2024, 2023, and 2022.

(Dollars in thousands)	2024	2023	2022
First Quarter	$51,576	$94,981	$89,820
Second Quarter	—	117,035	105,172
Third Quarter	—	79,333	100,451
Fourth Quarter	—	66,045	97,100
Year Ended	$51,576	$357,394	$392,543

As of March 31, 2024, 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the three months ended March 31, 2024 and years ended December 31, 2023 and 2022.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
March 31, 2024	$51,576	$131	0.3%
December 31, 2023	357,394	3,094	0.9
December 31, 2022	392,543	5,068	1.3

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Selected Earnings Data
Total interest income	$17,447	$13,649
Total interest expense	5,634	3,279
Net interest income	11,813	10,370
Provision for credit losses	898	3,081
Net interest income after loss provision	10,915	7,289
Other income	2	1
Other expenses	(4,114)	(3,994)
Net income before taxes	6,803	3,296
Income tax provision	(2,417)	(905)
Net income after taxes	$4,386	$2,391
Balance Sheet Data
Total loans, gross	$752,262	$669,642
Total credit allowance	17,930	14,656
Total loans, net	734,332	654,986
Total assets	738,551	660,846
Total borrowings	605,107	538,527
Selected Financial Ratios
Return on average assets	2.38%	1.52%
Return on average equity	14.93	9.37
Interest yield	9.28	8.54
Net interest margin, gross	6.28	6.49
Net interest margin, net of allowance	6.45	6.62
Reserve coverage	2.38	2.19
Delinquency status (1)	0.18	0.07
Charge-off ratio	2.12	0.82
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Wisconsin, and Texas each having 30%, 11%, and 10% of the segment portfolio of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement if and when the underlying portfolio company enters into a capital transaction. During the three months ended March 31, 2024, net gains of $4.2 million were recognized with respect to these equity investments, with no gains being recognized in the 2023 period. The commercial lending business has concentrations in manufacturing, construction, and wholesale trade making up 53%, 14%, and 12%, of the loans outstanding as of March 31, 2024. During the three months ended March 31, 2024, we originated no loans, compared to $3.0 million in originations in the 2023 period.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2024 and 2023. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Selected Earnings Data
Total interest income	$3,645	$2,701
Total interest expense	1,098	809
Net interest income	2,547	1,892
Provision for credit losses	216	327
Net interest income after loss provision	2,331	1,565
Other income, net	4,202	271
Other expenses	(985)	(420)
Net income before taxes	5,548	1,416
Income tax provision	(1,971)	(389)
Net income after taxes	$3,577	$1,027
Balance Sheet Data
Total loans, gross	$106,570	$95,329
Total credit allowance	4,384	3,532
Total loans, net	102,186	91,797
Total assets	102,331	101,392
Total borrowings	83,842	82,625
Selected Financial Ratios
Return on average assets	13.50%	4.11%
Return on average equity	84.71	25.39
Interest yield	12.99	11.53
Net interest margin, gross	9.08	8.08
Net interest margin, net of allowance	9.43	8.32
Reserve coverage (1)	4.11	3.71
Delinquency status (1) (2)	7.80	0.08
Recovery ratio (3)	(0.07)	(0.16)
(1)
Ratio is based off of total commercial balances and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.

	As of March 31,
	2024		2023
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$31,543	30%	$21,720	23%
Wisconsin	11,476	11	5,073	5
Texas	10,752	10	9,864	10
Minnesota	8,637	8	11,269	12
Illinois	8,471	8	12,880	14
Other	35,691	33	34,523	36
Total	$106,570	100%	$95,329	100%

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three months ended March 31, 2024, taxi medallion values remained consistent in the New York City and Newark markets with all other markets being valued at $0 at the end of the year. We continued to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

During the three months ended March 31, 2024, we collected $3.1 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $1.6 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at the higher levels experienced in the prior year.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Selected Earnings Data
Total interest income	$140	$310
Total interest expense	28	67
Net interest income	112	243
Recoveries for credit losses	(944)	(7,084)
Net interest income after loss provision	1,056	7,327
Other income	639	1,620
Other expenses	(743)	(2,027)
Net income before taxes	952	6,920
Income tax provision	(338)	(1,899)
Net income after taxes	$614	$5,021
Balance Sheet Data
Total loans, gross	$3,560	$4,059
Total credit allowance	1,502	2,154
Total loans, net	2,058	1,905
Total assets	8,611	20,335
Total borrowings	7,055	16,571
Selected Financial Ratios
Return on average assets	23.68%	90.53%
Return on average equity	148.65	558.90
Interest yield	15.59	11.78
Net interest margin, gross	12.47	9.23
Net interest margin, net of allowance	21.57	28.89
Reserve coverage	42.19	53.07
Delinquency status (1)	—	—
(Recovery) charge-off ratio	(101.47)	29.84
(1)
Loans 90 days or more past due.

	As of March 31,
	2024	2023
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	Total Gross Loans
New York City	$3,347	$3,196
Newark	213	842
All Other	—	21
Total	$3,560	$4,059

	As of March 31,
	2024	2023
Geographic Concentrations (Dollars in thousands)	Total Loan Collateral in Process of Foreclosure	Total Loan Collateral in Process of Foreclosure
New York City	$7,985	$15,886
Newark	738	2,665
Chicago	—	428
All Other	—	27
Total	$8,723	$19,006

Corporate and Other Investments

This non-operating segment includes our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, including goodwill and intangible assets, which are not specifically allocated to the operating segments and are not used in evaluating performance of the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships represent $0.9 million in net loans as of March 31, 2024, compared to $1.8 million as of March 31, 2023, with originations of $15.7 million during the three months ended March 31, 2024 and $27.0 million during the three months ended March 31, 2023.

The following table presents certain financial data and ratios as of and for the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	Three Months Ended March 31,
	2024	2023
Selected Earnings Data
Total interest income	$1,911	$1,284
Total interest expense	2,748	2,181
Net interest loss	(837)	(897)
Provision (recoveries) for credit losses	1	(37)
Net interest loss after loss provision	(838)	(860)
Other income	310	191
Other expenses	(4,096)	(4,149)
Net loss before taxes	(4,624)	(4,818)
Income tax benefit	1,642	1,324
Net loss after taxes	$(2,982)	$(3,494)
Balance Sheet Data
Total loans, gross	$869	$1,770
Total credit allowance	—	—
Total loans, net	869	1,770
Total assets	446,508	389,132
Total borrowings	365,832	317,106
Selected Financial Ratios
Return on average assets	(2.78)%	(3.79)%
Return on average equity	(17.47)	(23.42)

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Return on average assets	1.80%	2.99%
Return on average equity	11.18	18.50
Return on average stockholders' equity	11.65	20.72
Net interest margin, gross	8.10	8.42
Equity to assets (1)	15.96	15.95
Debt to equity (1) (2)	5.1x	5.1x
Net loans receivable to assets	82%	81%
Net charge-offs	$17,609	$11,315
Net charge-offs as a % of average loans receivable	3.20%	2.35%
Reserve coverage ratio	3.76	3.54
(1)
Includes $68.8 million related to non-controlling interests in consolidated subsidiaries as of both March 31, 2024 and 2023.
(2)
Excludes deferred financing costs of $8.5 million and $7.4 million as of March 31, 2024 and 2023.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net income attributable to shareholders was $10.0 million, or $0.42 per diluted share, for the three months ended March 31, 2024, compared to $15.4 million, or $0.67 per diluted share, for the three months ended March 31, 2023.

Total interest income was $67.1 million for the three months ended March 31, 2024 compared to $55.8 million for the three months ended March 31, 2023. The increase in interest income reflects the continued growth in our recreation and home improvement lending segments and an increased weighted average interest rate on the loan portfolio. The yield on interest earning assets was 11.34% for the three months ended March 31, 2024, compared to 10.78% for the three months ended March 31, 2023. The increase reflects higher interest rates on new originations in our recreation, home improvement and commercial lending segments, with the yield anticipated to continue to increase as older loans with lower rates amortize and newer originations at the higher current rates become a larger portion of our portfolio.

Loans before allowance for credit losses were $2.2 billion as of March 31, 2024, comprised of recreation ($1.4 billion), home improvement ($752.3 million), commercial ($106.6 million), taxi medallion ($3.6 million), and strategic partnership ($0.9 million) loans. We had an allowance for credit losses as of March 31, 2024 of $83.8 million, which was attributable to recreation (72%), home improvement (21%), commercial (5%), and taxi medallion (2%) loans.

Loans increased $12.5 million, or 1%, from December 31, 2023 as a result of $173.1 million of loan originations, offset by principal payments, and to a lesser extent charge-offs and transfers to loan collateral in process of foreclosure. The provision for credit losses were $17.2 million for the three months ended March 31, 2024, compared to $4.0 million in the three months ended March 31, 2023 as a result of lower taxi medallion recoveries, higher charge-off activity, partly attributable to seasonality, and increased provisioning necessary with the growth in our recreation loans. The provision for credit loss in the three months ended March 31, 2024 included $0.9 million of benefits with respect to the taxi medallion lending segment, reflecting continued recovery efforts with the impaired taxi medallion portfolio, while net charge-offs in the recreation and home improvement lending segments increased from the historically low levels experienced in the prior year periods. Gross charge-offs were $18.1 million and $4.9 million in the recreation and home improvement segments during the quarter, compared to $12.6 million and $1.9 million in the prior year quarter. Charge-offs in the consumer segment correlate to delinquency status, which has seen improvement from December 31, 2023, consistent with seasonal trends.

Interest expense was $19.2 million for the three months ended March 31, 2024, compared to $12.2 million for the three months ended March 31, 2023, reflecting both higher average borrowings and higher average borrowing costs during the three months ended March 31, 2024, both of which we expect to further increase in the current inflationary environment. The average cost of borrowed funds was 3.67% for the three months ended March 31, 2024, compared to 2.67% for the three months ended March 31, 2023. The increase of 100 basis points from the prior year period is attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing vintages with lower rates. As we replace upcoming maturities with new issues, we expect our cost of funds to further increase. In addition we expect our interest expense related to SBA borrowings to increase as newly issued SBA debentures carry a higher rate when compared to some of our previously issued debentures. Average debt outstanding was $2.1 billion for the three months ended March 31, 2024, up from $1.9 billion for the three months ended March 31, 2023, as we have increased our borrowings, particularly certificates of deposits to fund our loan growth. See page 35 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $47.9 million for the three months ended March 31, 2024, compared to $43.6 million for the three months ended March 31, 2023. The net interest margin before the impact of the allowance for credit losses was 8.10% for the three months ended March 31, 2024, compared to 8.42% for the three months ended March 31, 2023, reflecting the above, particularly the rising cost of borrowings experienced over the prior year period, offset by higher yield on loans and investments compared to the prior year period. With the rates we charge on loans and our cost of funds both increasing due to inflation, our net interest margin has tightened, and we expect that trend to continue to some degree. However, despite such tightening of our net interest margin, our net interest income still increased over the prior year period as a result of a higher volume of originations over the prior year period.

Net other income, which is comprised primarily of gains on the sale of loans and taxi medallions, gain (losses) on equity investments, prepayment fees, servicing fee income, late charges, and write-downs of loan collateral was $5.4 million for the three months ended March 31, 2024, primarily due to net equity gains of $4.2 million for the three months ended March 31, 2024, compared to $2.1 million for the three months ended March 31, 2023, which included $1.9 million of gains on the disposition of taxi medallion loans and related assets.

Operating expenses were $18.2 million for the three months ended March 31, 2024, compared to $18.4 million for the three months ended March 31, 2023. Salaries and benefits were $9.5 million for the three months ended March 31, 2024, compared to $8.8 million for the three months ended March 31, 2023, primarily reflecting a greater head count at our operating subsidiaries, Medallion Bank and Medallion Capital, higher equity compensation costs in the current quarter, and the increased cost of managing our businesses as they grow. Professional fees were $0.8 million for the three months ended March 31, 2024, down from $1.7 million for the three months ended March 31, 2023, primarily reflecting lower legal and professional costs during the quarter, although legal costs associated with the SEC litigation were nominal in both the current and prior year quarter. We continue to maintain an approximate $6.5 million liability as a result of the collection of insurance coverage with respect to costs incurred in previous years. The Company anticipates recognizing the benefit of this liability, offsetting future costs, through the remainder of this matter.

Loan collateral in process of foreclosure was $10.2 million at March 31, 2024, down from $11.8 million at December 31, 2023. The decrease primarily reflects cash payments received during the period.

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

The following table presents our interest rate sensitivity gap at March 31, 2024. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

March 31, 2024 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$30,090	$15,769	$47,205	$89,465	$75,181	$81,168	$1,847,577	$2,186,455
Adjustable rate	433	777	80	—	26	—	—	1,316
Investment securities and equity investments	3,659	7,590	562	4,795	3,789	4,597	36,451	61,443
Cash and cash equivalents	169,125	—	—	—	—	—	—	169,125
Total earning assets	$203,307	$24,136	$47,847	$94,260	$78,996	$85,765	$1,884,028	$2,418,339
Interest bearing liabilities
Deposits	$721,155	$479,582	$350,070	$157,800	$173,239	$—	$—	$1,881,846
Privately placed notes	—	31,250	—	53,750	39,000	—	12,500	136,500
SBA debentures and borrowings	12,500	15,500	4,500	—	2,500	—	37,750	72,750
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	20,000	—	—	—	—	—	—	20,000
Total liabilities	$753,655	$526,332	$354,570	$211,550	$214,739	$—	$83,250	$2,144,096
Interest rate gap	$(550,348)	$(502,196)	$(306,723)	$(117,290)	$(135,743)	$85,765	$1,800,778	$274,243
Cumulative interest rate gap	$(550,348)	$(1,052,544)	$(1,359,267)	$(1,476,557)	$(1,612,300)	$(1,526,535)	$274,243	$—
December 31, 2023 (2)	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
December 31, 2022(2)	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (23%) as of March 31, 2024, and was (18%) as of December 31, 2023.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.4 billion and interest rate sensitive liabilities were $2.1 billion at March 31, 2024. The one-year cumulative interest rate gap was a negative $550.3 million, or 23% of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, entering into borrowing arrangements with terms that align with the anticipated life of our assets, and using other options consistent with managing interest rate risk.

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

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of March 31, 2024, the Bank had $12.4 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of March 31, 2024, the Bank had approximately $36.9 million in investment securities pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is 100% of fair value, for a total of approximately $36.9 million in secured borrowing capacity, of which none was utilized as of March 31, 2024.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of March 31, 2024, $20.0 million was utilized.

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

The net proceeds from the December 2020, February 2021, March 2021, April 2021, September 2023, and December 2023 private placements were used for general corporate purposes, including repayment of outstanding debt, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount, and to repurchase, repay, and cancel $36.0 million of our 8.25% notes, which matured in March 2024.

The table below presents the components of our debt as of March 31, 2024, exclusive of deferred financing costs of $8.5 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$1,881,846	88%	3.17%
Privately placed notes	136,500	6	8.08
SBA debentures and borrowings	72,750	3	3.54
Trust preferred securities	33,000	2	7.71
Federal reserve and other borrowings	20,000	*	5.95
Total outstanding debt	$2,144,096	100%	3.59%
(1)
Weighted average contractual rate as of March 31, 2024.
(2)
Balance excludes $1.5 million of strategic partner reserve deposits as of March 31, 2024.

(*) Less than 1%.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at March 31, 2024.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$721,155	$479,582	$350,070	$157,800	$173,239	$—	$1,881,846
Privately placed notes	—	31,250	—	53,750	39,000	12,500	136,500
SBA debentures and borrowings	12,500	15,500	4,500	—	2,500	37,750	72,750
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	20,000	—	—	—	—	—	20,000
Total outstanding borrowings	753,655	526,332	354,570	211,550	214,739	83,250	2,144,096
Operating lease obligations	2,539	2,551	2,261	1,150	718	851	10,070
Total contractual obligations	$756,194	$528,883	$356,831	$212,700	$215,457	$84,101	$2,154,166
(1)
Total debt is exclusive of deferred financing costs of $8.5 million as of March 31, 2024.
(2)
Balance excludes $1.5 million of strategic partner reserve deposits as of March 31, 2024.

Approximately $1.3 billion of our borrowings have maturity dates during the next two years, $1.2 billion of which are brokered CDs that have no right of voluntary withdrawal.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of March 31, 2024 by $1.7 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $2.0 million at March 31, 2024. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at March 31, 2024. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Funding LLC	Medallion Capital Inc.		Freshstart Venture Capital Corp.	Medallion Bank		March31, 2024	December 31, 2023
Cash, cash equivalents and federal funds sold	$17,475	$251	$11,931	(1)	$2,863	$136,605		$169,125	$149,845
Trust preferred securities	33,000							33,000	33,000
Average interest rate	7.71%							7.71%	7.75%
Maturity	9/37							9/37	9/37
Retail and privately placed notes	136,500							136,500	139,500
Average interest rate	8.08%							8.08%	8.08%
Maturity	2/26 - 12/33							2/26 - 12/33	3/24 - 12/33
SBA debentures & borrowings
Amounts available			28,750					28,750	10,250
Amounts outstanding			72,750					72,750	75,250
Average interest rate			3.54%					3.54%	3.69%
Maturity			9/24- 3/34					9/24- 3/34	3/24 - 3/34
Brokered CDs						1,883,346	(2)	1,883,346	1,870,939
Average interest rate						3.17%		3.17%	3.07%
Maturity						4/24 - 12/28		4/24 - 12/28	1/24 - 12/28
Federal reserve and other borrowings						20,000		20,000	—
Average interest rate						5.95%		5.95%	—
Maturity						N/A		N/A	—
Total cash	$17,475	$251	$11,931		$2,863	$136,605		$169,125	$149,845
Total debt outstanding	$169,500	$—	$72,750		$—	$1,903,346		$2,145,596	$2,118,689
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

We also generate liquidity through deposits generated at the Bank, the offering of privately placed notes, through the issuance of SBA debentures, through our trust preferred securities, and through preferred securities at our subsidiaries and have utilized borrowing arrangements with other banks in the past, as well as from cash flow from operations. In addition, we may choose to participate out a greater portion of our loan portfolio to third parties. We regularly seek additional sources of liquidity; however, given current market conditions, there can be no assurance that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend. A dividend of $0.08 per share was paid in March, May, and August 2023. On October 24, 2023, the Company’s board of directors authorized and increased the quarterly dividend to $0.10 per share, and a dividend of $0.10 per share was paid in November 2023 and March 2024. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. During the three months ended March 31, 2024, the Company repurchased 264,160 shares of its common stock at an aggregate cost of $2.1 million. Accordingly, as of March 31, 2024, up to $17,872,483 of shares remained authorized for repurchase under our stock repurchase program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” subsections (c) and (d) to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for details of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 7, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. During the three months ended March 31, 2024, the Company repurchased 264,160 shares of its common stock at an aggregate cost of $2.1 million. Accordingly, as of March 31, 2024, up to $17,872,483 of shares remained authorized for repurchase under our stock repurchase program.

	Total Shares of Common Stock Repurchased	Average Price Paid per Share	Total Amount Paid	Maximum Value of Shares Yet to Be Purchased
January 1 - January 31	—	$—	$—	$19,998,012
February 1 - February 29	88,840	7.92	703,587	19,294,425
March 1 - March 31	175,320	8.11	1,421,942	17,872,483
Total	264,160	$8.05	$2,125,529	$17,872,483

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1

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

MEDALLION FINANCIAL CORP.

Date:	May 7, 2024

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.