Form 10-Q
period 2024-06-30
MEDALLION FINANCIAL CORP
filed 2024-08-07
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 6, 2024, was 23,168,761.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.8 billion and $2.6 billion as of June 30, 2024 and December 31, 2023.

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

Our consolidated balance sheets as of June 30, 2024, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three and six months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2024 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$87,719	$52,591
Federal funds sold	70,242	97,254
Investment securities	55,830	54,282
Equity investments	10,795	11,430
Loans	2,385,590	2,215,886
Allowance for credit losses	(89,788)	(84,235)
Net loans receivable	2,295,802	2,131,651
Goodwill	150,803	150,803
Intangible assets, net	19,869	20,591
Property, equipment, and right-of-use lease asset, net	14,094	14,076
Accrued interest receivable	13,299	13,538
Loan collateral in process of foreclosure (1)	9,359	11,772
Income tax receivable	3,290	671
Other assets	29,774	29,168
Total assets	$2,760,876	$2,587,827
Liabilities
Deposits (2)	$2,006,782	$1,866,657
Long-term debt (3)	230,803	235,544
Short-term borrowings	37,500	8,000
Deferred tax liabilities, net	22,394	21,207
Operating lease liabilities	6,071	7,019
Accrued interest payable	7,945	6,822
Accounts payable and accrued expenses (4)	26,592	30,804
Total liabilities	2,338,087	2,176,053
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,262,204 shares at June 30, 2024 and 29,051,800 shares at December 31, 2023 issued)	293	291
Additional paid in capital	290,298	288,046
Treasury stock (6,050,214 shares at June 30, 2024 and 5,602,154 at December 31, 2023)	(49,179)	(45,538)
Accumulated other comprehensive loss	(3,744)	(3,696)
Retained earnings	116,333	103,883
Total stockholders’ equity	354,001	342,986
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	422,789	411,774
Total liabilities and equity	$2,760,876	$2,587,827
Number of shares outstanding	23,211,990	23,449,646
Book value per share	$15.25	$14.63
(1)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $5.3 million as of June 30, 2024 and $6.2 million as of December 31, 2023.
(2)
Includes $4.6 million and $4.3 million of deferred financing costs as of June 30, 2024 and December 31, 2023. Refer to Note 5 for more details.
(3)
Includes $4.0 million and $4.2 million of deferred financing costs as of June 30, 2024 and December 31, 2023. Refer to Note 5 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.3 million and $2.5 million as of June 30, 2024 and December 31, 2023. Refer to Note 6 for more details.
(5)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Interest and fees on loans	$68,861	$59,630	$134,082	$114,799
Interest and dividends on investment securities	1,843	2,096	3,692	2,769
Total interest income (1)	70,704	61,726	137,774	117,568
Interest on deposits	16,523	11,329	31,275	19,928
Interest on long-term debt	4,182	2,940	8,437	5,793
Interest on short-term borrowings	131	766	277	1,554
Total interest expense	20,836	15,035	39,989	27,275
Net interest income	49,868	46,691	97,785	90,293
Provision for credit losses	18,577	8,476	35,778	12,514
Net interest income after provision for credit losses	31,291	38,215	62,007	77,779
Other income (loss)
Gain (loss) on equity investments	(512)	99	3,655	9
Gain on sale of loans and taxi medallions	242	1,306	830	3,161
Write-down of loan collateral in process of foreclosure	—	(21)	—	(273)
Other income	1,369	558	2,017	1,128
Total other income, net	1,099	1,942	6,502	4,025
Other expenses
Salaries and employee benefits	9,435	9,339	18,892	18,175
Loan servicing fees	2,692	2,361	5,162	4,583
Collection costs	1,659	1,608	3,126	3,146
Regulatory fees	888	781	1,865	1,463
Professional fees	1,845	1,368	2,616	3,075
Rent expense	698	603	1,355	1,226
Amortization of intangible assets	362	363	723	723
Other expenses	2,416	2,580	4,481	5,004
Total other expenses	19,995	19,003	38,220	37,395
Income before income taxes	12,395	21,154	30,289	44,409
Income tax provision	3,782	5,472	10,140	11,854
Net income after taxes	8,613	15,682	20,149	32,555
Less: income attributable to the non-controlling interest	1,512	1,512	3,024	3,024
Total net income attributable to Medallion Financial Corp.	$7,101	$14,170	$17,125	$29,531
Basic net income per share	$0.31	$0.63	$0.76	$1.32
Diluted net income per share	$0.30	$0.62	$0.73	$1.29
Weighted average common shares outstanding
Basic	22,598,102	22,488,463	22,619,743	22,416,089
Diluted	23,453,162	22,853,927	23,609,104	22,915,094
(1)
Included in interest income is $0.7 million and $1.3 million of paid-in-kind interest for the three and six months ended June 30, 2024 and $0.4 million and $0.6 million for the three and six months ended June 30, 2023.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income after taxes	$8,613	$15,682	$20,149	$32,555
Other comprehensive income (loss), net of tax	102	(906)	(48)	(400)
Total comprehensive income	8,715	14,776	20,101	32,155
Less comprehensive income attributable to the non-controlling interest	1,512	1,512	3,024	3,024
Total comprehensive income attributable to Medallion Financial Corp.	$7,203	$13,264	$17,077	$29,131

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	29,051,800	$291	$288,046	(5,602,154)	$(45,538)	$103,883	$(3,696)	$342,986	$68,788	$411,774
Net income	—	—	—	—	—	10,024	—	10,024	1,512	11,536
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,495	—	—	—	—	1,496	—	1,496
Issuance of restricted stock, net	296,178	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(116,275)	—	(944)	—	—	—	—	(944)	—	(944)
Forfeiture of restricted stock, net	(1,208)	—	—	—	—	—	—	—	—	—
Exercise of stock options	13,383	—	88	—	—	—	—	88	—	88
Purchase of common stock	—	—	—	(264,160)	(2,126)	—	—	(2,126)	—	(2,126)
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(2,338)	—	(2,338)	—	(2,338)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(150)	(150)	—	(150)
Balance at March 31, 2024	29,243,878	$292	$288,685	(5,866,314)	$(47,664)	$111,569	$(3,846)	$349,036	$68,788	$417,824
Net income	—	—	—	—	—	7,101	—	7,101	1,512	8,613
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,595	—	—	—	—	1,596	—	1,596
Exercise of stock options	2,867	—	18	—	—	—	—	18	—	18
Forfeiture of restricted stock, net	(1,696)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	17,155	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(183,900)	(1,515)	—	—	(1,515)	—	(1,515)
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(2,337)	—	(2,337)	—	(2,337)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	102	102	—	102
Balance at June 30, 2024	29,262,204	$293	$290,298	(6,050,214)	$(49,179)	$116,333	$(3,744)	$354,001	$68,788	$422,789

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	15,361	—	15,361	1,512	16,873
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,034	—	—	—	—	1,036	—	1,036
Issuance of restricted stock, net	304,749	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Forfeiture of restricted stock, net	(9,843)	—	—	—	—	—	—	—	—	—
Exercise of stock options	44,583	—	292	—	—	—	—	292	—	292
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,863)	—	(1,863)	—	(1,863)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	506	506	—	506
Balance at March 31, 2023	28,912,147	$289	$284,221	(5,602,154)	$(45,538)	$70,236	$(2,843)	$306,365	$68,788	$375,153
Net income	—	—	—	—	—	14,170	—	14,170	1,512	15,682
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,214	—	—	—	—	1,214	—	1,214
Issuance of restricted stock, net	11,734	—	—	—	—	—	—	—	—	—
Exercise of stock options	283	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(204)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	23,211	—	—	—	—	—	—	—	—	—
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,867)	—	(1,867)	—	(1,867)
Net change in unrealized gains on investments, net of tax	—	—	—	—	—	—	(906)	(906)	—	(906)
Balance at June 30, 2023	28,947,171	$289	$285,435	(5,602,154)	$(45,538)	$82,539	$(3,749)	$318,976	$68,788	$387,764

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$20,149	$32,555
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	35,778	12,514
Paid-in-kind interest income	(1,263)	(644)
Depreciation and amortization	2,717	2,538
Amortization of origination fees, net	4,298	4,667
(Decrease) increase in deferred and other tax liabilities, net	(1,432)	3,164
Net change in value of loan collateral in process of foreclosure	6,642	4,362
Net (gains) loss on investments	(3,655)	99
Stock-based compensation expense	3,092	2,250
Decrease (increase) in accrued interest receivable	239	(732)
Increase in other assets	(2,684)	(10,989)
(Decrease) increase in accounts payable and accrued expenses	(5,104)	8,841
Increase (decrease) in accrued interest payable	1,123	(341)
Net cash provided by operating activities	59,900	58,284
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(491,072)	(583,669)
Proceeds from principal receipts, sales, maturities, and recoveries of loans	277,014	313,847
Purchases of investments	(6,059)	(8,224)
Proceeds from principal receipts, sales, and maturities of investments	8,735	1,400
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	6,865	11,308
Net cash used for investing activities	(204,517)	(265,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	558,266	513,795
Repayments of time deposits and funds borrowed	(393,299)	(280,622)
Cash dividends paid on common stock	(4,731)	(3,663)
Distributions to non-controlling interests	(3,024)	(3,024)
Payment of withholding taxes on net settlement of vested stock	(944)	(768)
Treasury stock repurchased	(3,641)	—
Proceeds from the exercise of stock options	106	292
Net cash provided by financing activities	152,733	226,010
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,116	18,956
Cash and cash equivalents, beginning of period (1)	149,845	105,598
Cash and cash equivalents, end of period (1)	$157,961	$124,554
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$37,076	$25,999
Cash paid during the period for income taxes	10,745	8,662
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$11,094	$10,654
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at June 30, 2024, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of June 30, 2024, cash includes $1.3 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $10.8 million and $11.4 million at June 30, 2024 and December 31, 2023, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. During the first quarter of 2024, $4.7 million of unrealized appreciation was recorded with respect to a single equity investment, which was realized in the quarter ended June 30, 2024, with the unrealized appreciation being realized. As of June 30, 2024, cumulative impairment of $4.3 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of both June 30, 2024 and December 31, 2023, the fair value of these securities were $1.7 million and are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net losses recognized during the period on equity securities	$(7)	$(28)	$(26)	$—
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(7)	$(28)	$(26)	$—

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at both June 30, 2024 and December 31, 2023, and less than $0.1 million was amortized to interest income for each of the three and six months ended June 30, 2024 and 2023. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, we do not maintain an allowance for credit losses for accrued interest receivable.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At June 30, 2024 and December 31, 2023, net loan origination costs were $44.6 million and $40.0 million. Net amortization to income was $2.3 million and $4.3 million for the three and six months ended June 30, 2024 and was $2.4 million and $4.3 million for the three and six months ended June 30, 2023.

Interest income is recorded on the accrual basis. Taxi medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio is typified by a larger number of smaller dollar loans that have similar characteristics. A loan is nonperforming when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be nonperforming. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $15.6 million at June 30, 2024, or 0.67% of the total loan portfolio, compared to $16.8 million, or 0.77%, at December 31, 2023. Beginning in the first quarter of 2023, the Company began charging off recreation loans in the event that the borrowers file for bankruptcy, regardless of the loans aging.

The Company may modify the contractual cash flow of loans in situations where borrowers are experiencing financial difficulties. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before they reach nonaccrual status. These modified terms may include interest rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of the collateral. For modifications where the Company forgives principal, the entire amount of such principal forgiveness is immediately charged off. Modified loans are considered nonperforming loans.

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

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification, or ASC, Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $14.0 million at June 30, 2024 and December 31, 2023. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of June 30, 2024 and December 31, 2023.

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

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of June 30, 2024 and December 31, 2023, the Company had goodwill of $150.8 million, all of which related to the Bank. As of June 30, 2024 and December 31, 2023, the Company had intangible assets of $19.9 million and $20.6 million. Amortization expense on the intangible assets for the three and six months ended June 30, 2024 and 2023 was $0.4 million and $0.7 million. Management performed a qualitative assessment of goodwill and intangibles for impairment at December 31, 2023, concluding that there was no impairment of these assets.

The following table details the intangible assets as of the dates presented:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Brand-related intellectual property	$15,125	$15,675
Home improvement contractor relationships	4,744	4,916
Total intangible assets	$19,869	$20,591

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2024 and 2023.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as Interest expense in the Consolidated Statements of Operations, was $0.9 million and $1.8 million for the three and six months ended June 30, 2024 and was $0.8 million and $1.5 million for the three and six months ended June 30, 2023. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $8.6 million and $8.5 million as of June 30, 2024 and December 31, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Net income attributable to common stockholders	$7,101	$14,170	$17,125	$29,531
Weighted average common shares outstanding applicable to basic EPS	22,598,102	22,488,463	22,619,743	22,416,089
Effect of restricted stock grants	404,499	276,420	507,416	379,924
Effect of dilutive stock options	163,340	43,567	209,067	96,342
Effect of performance stock unit grants	287,221	45,477	272,878	22,739
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,453,162	22,853,927	23,609,104	22,915,094
Basic net income per share	$0.31	$0.63	$0.76	$1.32
Diluted net income per share	0.30	0.62	0.73	1.29

Potentially dilutive common shares excluded from the above calculations aggregated 101,350 and 644,478 shares as of June 30, 2024 and 2023.

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

During the six months ended June 30, 2024 and 2023, the Company issued 296,178 and 316,483 restricted shares of stock-based compensation awards, 215,687 and 296,444 performance stock units, and 92,350 and 0 restricted stock units or shares of other stock-based compensation awards. The Company recognized $1.6 million and $3.1 million, or $0.07 and $0.13 per share for the three and six months ended June 30, 2024, and $1.2 million, and $2.2 million or $0.05 and $0.10 per share per common share for the three and six months ended June 30, 2023, of non-cash stock-based compensation expense related to the grants. As of June 30, 2024, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock, restricted stock units, and performance share units was $8.4 million, which is expected to be recognized over the next 11 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of June 30, 2024, the Bank’s Tier 1 leverage ratio was 16.1%. The Bank’s actual capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	June 30, 2024	December 31, 2023
Common equity tier 1 capital			$306,186	$293,774
Tier 1 capital			374,974	362,561
Total capital			404,742	390,153
Average assets			2,322,625	2,232,816
Risk-weighted assets			2,326,972	2,155,641
Leverage ratio (1)	4.0%	5.0%	16.1%	16.2%
Common equity tier 1 capital ratio (2)	7.0	6.5	13.2	13.6
Tier 1 capital ratio (3)	8.5	8.0	16.1	16.8
Total capital ratio (3)	10.5	10.0	17.4	18.1
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of June 30, 2024 and December 31, 2023 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both June 30, 2024 and December 31, 2023.

Recently Issued and Adopted Accounting Standards

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update seek to clarify or improve disclosure and presentation requirements. The amendments in this update will be effective on the date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K become effective, with early adoption prohibited.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, or Topic 280: Improvements to Reportable Segment Disclosures. The main objective of this update is to provide transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and to be included in interim periods beginning after December 15, 2024. The Company is assessing the impact of the update on the accompanying financial statements.

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of June 30, 2024 and December 31, 2023:

June 30, 2024 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$43,255	$2	$(4,763)	$38,494
State and municipalities	16,751	52	(1,620)	15,183
Agency bonds	2,183	—	(30)	2,153
Total	$62,189	$54	$(6,413)	$55,830

December 31, 2023 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$44,653	$—	$(4,791)	$39,862
State and municipalities	13,733	21	(1,501)	12,253
Agency bonds	2,187	—	(20)	2,167
Total	$60,573	$21	$(6,312)	$54,282

The amortized cost and estimated market value of investment securities at June 30, 2024 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2024 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,039	$1,996
Due after one year through five years	5,820	5,608
Due after five years through ten years	8,380	7,370
Due after ten years	45,950	40,856
Total	$62,189	$55,830

The following tables show information pertaining to securities with gross unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
June 30, 2024 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(30)	$1,988	$(4,733)	$36,024
State and municipalities	(70)	3,130	(1,550)	10,005
Agency bonds	—	—	(30)	2,153
Total	$(100)	$5,118	$(6,313)	$48,182

	Less than Twelve Months		Twelve Months and Over
December 31, 2023 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(78)	$5,797	$(4,714)	$33,971
State and municipalities	(204)	4,839	(1,296)	7,371
Agency bonds	—	—	(20)	2,167
Total	$(282)	$10,636	$(6,030)	$43,509

As of June 30, 2024 and December 31, 2023, the Company had 60 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on our assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table shows the major classification of loans, inclusive of capitalized loan origination costs, as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,497,428	63%	$1,336,226	60%
Home improvement	773,184	32	760,617	34
Commercial	110,197	5	114,827	5
Taxi medallion	3,482	*	3,663	*
Strategic partnership	1,299	*	553	*
Total gross loans	2,385,590	100%	2,215,886	100%
Allowance for credit losses	(89,788)		(84,235)
Total net loans	$2,295,802		$2,131,651

(*) Less than 1%.

The following tables show the activity of the gross loans for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2024	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426
Loan originations	209,563	67,990	7,000	250	24,288	309,091
Principal receipts, sales, and maturities	(61,553)	(42,492)	(3,961)	(328)	(23,858)	(132,192)
Charge-offs	(14,627)	(4,063)	—	—	—	(18,690)
Transfer to loan collateral in process of foreclosure, net	(5,669)	—	—	—	—	(5,669)
Amortization of origination fees, net	(3,214)	913	10	—	—	(2,291)
Origination costs, net	7,763	(1,426)	(77)	—	—	6,260
Paid-in-kind interest	—	—	655	—	—	655
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590

Six Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	315,328	119,566	7,000	250	40,034	482,178
Principal receipts, sales, and maturities	(115,589)	(97,409)	(12,833)	(431)	(39,288)	(265,550)
Charge-offs	(32,728)	(8,961)	—	—	—	(41,689)
Transfer to loan collateral in process of foreclosure, net	(11,094)	—	—	—	—	(11,094)
Amortization of origination fees, net	(6,166)	1,851	17	—	—	(4,298)
Origination costs, net	11,451	(2,480)	(77)	—	—	8,894
Paid-in-kind interest	—	—	1,263	—	—	1,263
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590

Three Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2023	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180
Loan originations	190,007	117,035	4,750	1,300	33,174	346,266
Principal receipts, sales, and maturities	(63,463)	(55,350)	(6,922)	(1,531)	(33,613)	(160,879)
Charge-offs	(9,166)	(2,575)	(900)	(221)	—	(12,862)
Transfer to loan collateral in process of foreclosure, net	(3,991)	—	—	(159)	—	(4,150)
Amortization of origination fees, net	(3,159)	665	—	—	—	(2,494)
Origination costs, net	7,506	(949)	—	—	—	6,557
Paid-in-kind interest	—	—	380	—	—	380
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998

Six Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	291,688	212,016	7,750	1,923	60,180	573,557
Principal receipts, sales, and maturities	(119,680)	(105,205)	(7,756)	(5,926)	(59,421)	(297,988)
Charge-offs	(21,756)	(4,489)	(900)	(3,814)	—	(30,959)
Transfer to loan collateral in process of foreclosure, net	(8,348)	—	—	(2,306)	—	(10,654)
Amortization of origination fees, net	(5,918)	1,251	—	—	—	(4,667)
Origination costs, net	11,616	(1,504)	—	—	—	10,112
Paid-in-kind interest	—	—	644	—	—	644
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998

The following table sets forth the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Allowance for credit losses – beginning balance (1)	$83,827	$70,280	$84,235	$63,845
CECL transition amount upon ASU 2016-13 adoption	—	—	—	13,712
Charge-offs
Recreation	(14,627)	(9,166)	(32,728)	(21,756)
Home improvement	(4,063)	(2,575)	(8,961)	(4,489)
Commercial	—	(900)	—	(900)
Taxi medallion	—	(221)	—	(3,814)
Total charge-offs	(18,690)	(12,862)	(41,689)	(30,959)
Recoveries
Recreation	3,962	3,282	7,510	6,053
Home improvement	1,243	627	2,154	1,259
Commercial	—	—	20	10
Taxi medallion	869	5,168	1,780	8,537
Total recoveries	6,074	9,077	11,464	15,859
Net charge-offs (2)	(12,616)	(3,785)	(30,225)	(15,100)
Provision for credit losses	18,577	8,476	35,778	12,514
Allowance for credit losses – ending balance (3)	$89,788	$74,971	$89,788	$74,971
(1)
2023 beginning balance represents allowance prior to the adoption of ASU 2016-13.
(2)
As of June 30, 2024, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion loan portfolio were $173.3 million, including $106.0 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.
(3)
As of June 30, 2024 and June 30, 2023, there were no allowance for credit losses and net charge-offs related to the strategic partnership loans.

The following tables set forth the gross charge-offs for the three and six months ended June 30, 2024, by the year of origination:

Three Months Ended June 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$99	$4,099	$5,049	$1,990	$986	$2,404	$14,627
Home improvement	40	1,508	1,594	507	119	295	4,063
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$139	$5,607	$6,643	$2,497	$1,105	$2,699	$18,690

Six Months Ended June 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$99	$7,862	$11,867	$5,487	$2,275	$5,138	$32,728
Home improvement	40	3,032	3,274	1,670	406	539	8,961
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$139	$10,894	$15,141	$7,157	$2,681	$5,677	$41,689

The following tables set forth the gross charge-offs for the three and six months ended June 30, 2023, by the year of origination:

Three Months Ended June 30, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$44	$3,568	$2,344	$785	$918	$1,507	$9,166
Home improvement	39	1,548	473	158	91	266	2,575
Commercial	—	—	—	—	900	—	900
Taxi medallion	—	—	—	—	—	221	221
Total	$83	$5,116	$2,817	$943	$1,909	$1,994	$12,862

Six Months Ended June 30, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$44	$7,176	$5,414	$2,456	$2,472	$4,194	$21,756
Home improvement	39	2,452	1,101	301	222	374	4,489
Commercial	—	—	—	—	900	—	900
Taxi medallion	—	—	—	—	—	3,814	3,814
Total	$83	$9,628	$6,515	$2,757	$3,594	$8,382	$30,959

The following tables set forth the allowance for credit losses by type as of June 30, 2024 and December 31, 2023.

June 30, 2024 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$65,140	73%	4.35%	292.79%
Home improvement	18,388	20	2.38	82.65
Commercial	4,861	5	4.41	21.85
Taxi medallion	1,399	2	40.18	6.29
Total	$89,788	100%	3.76%	403.58%

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%	3.80%	324.31%

The following table presents total nonaccrual loans and foregone interest, substantially all of which is in the taxi medallion loan portfolio. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Total nonaccrual loans	$22,248	$25,974
Interest foregone quarter to date	464	417
Amount of foregone interest applied to principal in the quarter	72	59
Interest foregone year to date	662	928
Amount of foregone interest applied to principal for the year	133	238
Interest foregone life-to-date	3,162	2,119
Amount of foregone interest applied to principal life-to-date	814	822
Percentage of nonaccrual loans to gross loan portfolio	0.9%	1.2%
Percentage of allowance for credit losses to nonaccrual loans	403.6%	324.3%

The following tables present the performance status of loans as of June 30, 2024 and December 31, 2023.

June 30, 2024 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,490,965	$6,463	$1,497,428	0.43%
Home improvement	771,881	1,303	773,184	0.17
Commercial	99,197	11,000	110,197	9.98
Taxi medallion	—	3,482	3,482	100.00
Strategic partnership	1,299	—	1,299	—
Total	$2,363,342	$22,248	$2,385,590	0.93%

December 31, 2023 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,326,567	$9,659	$1,336,226	0.72%
Home improvement	759,128	1,489	760,617	0.20
Commercial	103,664	11,163	114,827	9.72
Taxi medallion	—	3,663	3,663	100.00
Strategic partnership	553	—	553	—
Total	$2,189,912	$25,974	$2,215,886	1.17%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables show the aging of all loans as of June 30, 2024 and December 31, 2023.

June 30, 2024	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$35,094	$13,278	$5,938	$54,310	$1,394,199	$1,448,509	$—
Home improvement	3,637	1,993	1,305	6,935	770,331	777,266	—
Commercial	—	—	8,396	8,396	102,016	110,412	—
Taxi medallion	73	—	—	73	3,409	3,482	—
Strategic partnership	—	—	—	—	1,299	1,299	—
Total	$38,804	$15,271	$15,639	$69,714	$2,271,254	$2,340,968	$—
(1)
Excludes $44.6 million of capitalized loan origination costs.

December 31, 2023	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$40,282	$15,039	$9,095	$64,416	$1,228,175	$1,292,591	$—
Home improvement	3,936	2,562	1,502	8,000	756,069	764,069	—
Commercial	—	2,156	6,240	8,396	107,140	115,536	—
Taxi medallion	201	—	—	201	3,462	3,663	—
Strategic partnership	—	—	—	—	553	553	—
Total	$44,419	$19,757	$16,837	$81,013	$2,095,399	$2,176,412	$—
(1)
Excludes $40.0 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the taxi medallion loans was approximately 174% and 183% as of June 30, 2024 and December 31, 2023.

The following tables show the activity of loan collateral in process of foreclosure, which relate only to the recreation and taxi medallion loans, for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – March 31, 2024	$1,475	$8,723	$10,198
Transfer from loans, net	5,669	—	5,669
Sales	—	—	—
Cash payments received	(2,225)	(881)	(3,106)
Collateral valuation adjustments	(3,478)	76	(3,402)
Loan collateral in process of foreclosure – June 30, 2024	$1,441	$7,918	$9,359

Six Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$9,993	$11,772
Transfer from loans, net	11,094	—	11,094
Sales	—	(39)	(39)
Cash payments received	(4,672)	(2,154)	(6,826)
Collateral valuation adjustments	(6,760)	118	(6,642)
Loan collateral in process of foreclosure – June 30, 2024	$1,441	$7,918	$9,359

Three Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – March 31, 2023	$1,461	$19,006	$20,467
Transfer from loans, net	3,991	159	4,150
Sales	(2,583)	(553)	(3,136)
Cash payments received	(128)	(2,517)	(2,645)
Collateral valuation adjustments	(2,012)	(21)	(2,033)
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803

Six Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	8,348	2,306	10,654
Sales	(4,778)	(568)	(5,346)
Cash payments received	(128)	(5,834)	(5,962)
Collateral valuation adjustments	(4,089)	(273)	(4,362)
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803

As of June 30, 2024, taxi medallion loans in the process of foreclosure included 326 taxi medallions in the New York City market, 188 taxi medallions in the Chicago market, 23 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending June 30,
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	June 30, 2024 (1)	December 31, 2023(1)	Interest Rate (2)
Deposits (3)	$867,211	$391,277	$433,022	$118,517	$199,629	$—	$2,009,656	$1,869,439	3.50%
Retail and privately placed notes	—	31,250	—	53,750	39,000	17,500	141,500	139,500	8.10
SBA debentures and borrowings	12,500	15,500	4,500	—	2,500	37,750	72,750	75,250	3.54
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.73
Federal reserve and other borrowings	25,000	—	—	—	—	—	25,000	—	5.50
Total	$904,711	$438,027	$437,522	$172,267	$241,129	$88,250	$2,281,906	$2,117,189	3.87%
(1)
Excludes deferred financing costs of $8.6 million and $8.5 million as of June 30, 2024 and December 31, 2023.
(2)
Weighted average contractual rate as of June 30, 2024.
(3)
Balance excludes $1.8 million and $1.5 million of strategic partner reserve deposits as of June 30, 2024 and December 31, 2023.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of June 30, 2024 and December 31, 2023, the Bank had $16.1 million and $11.8 million in listing service deposit balances from other financial institutions. In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of June 30, 2024 and December 31, 2023, the Bank had $10.9 million and $14.9 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of June 30, 2024.

(Dollars in thousands)	June 30, 2024
Three months or less	$237,363
Over three months through six months	151,130
Over six months through one year	478,718
Over one year	1,142,445
Deposits	2,009,656
Strategic partner collateral deposits	1,750
Total deposits	$2,011,406

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of June 30, 2024, the Bank had $99.2 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 40% of book value, for a total of approximately $40.1 million in secured borrowing capacity, of which $25 million was utilized as of June 30, 2024.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of June 30, 2024, there were no outstanding amounts with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

In June 2024, the Company amended the notes previously issued in a private placement to certain institutional investors in December 2023, increasing the principal amount from $12.5 million to $17.5 million, reducing the interest rate to 8.875% from 9.0%, and extending the maturity date from December 2033 to June 2039. The Company used, and intends to use, the net proceeds from the offering for general corporate purposes, which included the repayment of the remaining 8.25% notes that matured in March 2024 described below.

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

On July 10, 2023, Medallion Capital accepted a commitment from the SBA for $20.0 million in debenture financing. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with an additional $0.4 million fee to be paid pro-rata as Medallion Capital draws under the commitment. As of June 30, 2024, $9.8 million of the commitment had been drawn, and $8.0 million was drawable, with the balance of $2.2 million drawable upon the infusion of $1.1 million of capital from either the capitalization of retained earnings or a capital infusion into Medallion Capital from the Company.

On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing with a ten-year term. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as Medallion Capital draws under the commitment. As of June 30, 2024, none of the commitment had been drawn, with the entire $18.5 million drawable upon the infusion of $9.3 million of capital from either the capitalization of retained earnings or a capital infusion into Medallion Capital from the Company.

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of June 30, 2024, $33.0 million was outstanding on the trust preferred securities.

(F) OTHER BORROWINGS

In January 2024, Medallion Capital entered into a $7.5 million revolving credit facility with a regional bank. The facility allows Medallion Capital to finance, on a short-term basis, investments for which it anticipates receiving financing from the SBA. The facility bears interest at a rate of 2.75% plus one month SOFR, has an annual facility fee of 0.1%, matures on January 1, 2025, and requires that Medallion Capital have total commitments available from the SBA of at least the total requested advance. As of June 30, 2024, the facility had no outstanding borrowings.

(G) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of June 30, 2024, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through February 28, 2031 subject to various operating leases. The Company has implemented ASC Topic 842 under a modified retrospective approach in which no adjustments have been made to the prior year balances.

The following table presents the operating lease costs and additional information for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease costs	$607	$597	$1,210	$1,195
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	698	603	1,355	1,226
Right-of-use asset obtained in exchange for lease liability	(58)	(56)	(118)	(111)

The following table presents the breakout of the operating leases as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$7,728	$8,785
Other current liabilities	2,267	2,472
Operating lease liabilities	6,071	7,019
Total operating lease liabilities	8,338	9,491
Weighted average remaining lease term	4.5 years	4.9 years
Weighted average discount rate	5.56%	5.47%

At June 30, 2024, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2024	$1,268
2025	2,546
2026	2,567
2027	1,342
2028	573
Thereafter	1,139
Total lease payments	9,435
Less imputed interest	1,097
Total operating lease liabilities	$8,338

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

The following table sets forth the significant components of the Company's deferred and other tax assets and liabilities as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Goodwill and other intangibles	$42,853	$43,034
Provision for credit losses	(12,844)	(13,032)
Net operating loss carryforwards (1)	(3,804)	(3,802)
Accrued expenses, compensation, and other assets	(5,433)	(6,976)
Unrealized losses on other investments	(1,971)	(1,877)
Total deferred tax liability	18,801	17,347
Valuation allowance	3,593	3,860
Deferred tax liability, net	$22,394	$21,207
(1)
As of June 30, 2024, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $1.2 million as of June 30, 2024.

The following table shows the components of the Company's tax provision for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Current
Federal	$4,792	$3,873	$6,521	$6,456
State	1,476	1,175	2,119	1,964
Deferred
Federal	(1,916)	204	1,200	2,450
State	(570)	220	300	984
Net provision for income taxes	$3,782	$5,472	$10,140	$11,854

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Statutory Federal income tax provision at 21%	$2,603	$4,442	$6,361	$9,326
State and local income taxes, net of federal income tax benefit	509	869	1,244	1,824
Non-deductible expenses	374	19	2,154	1,076
Other	296	142	381	(372)
Total income tax provision	$3,782	$5,472	$10,140	$11,854

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of June 30, 2024.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah state tax filings of the Company for the tax years 2020 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance share units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,379,328 remained issuable as of June 30, 2024. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At June 30, 2024, 943,041 options on the Company’s common stock were outstanding under the Company’s plans, of which 854,742 options were vested. Additionally, as of June 30, 2024, there were 887,665 unvested shares of restricted stock, 512,131 unvested performance stock units, 92,350 unvested restricted stock units, and 234,330 vested restricted stock units under the 2018 Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the six months ended June 30, 2024 and 2023.

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

The following table presents the activity for the restricted stock programs for the first and second quarter of 2024 and the 2023 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2022	857,288	$4.89 - 7.25	$7.27
Granted	399,793	7.67 - 9.37	8.34
Cancelled	(12,807)	4.89 - 8.40	7.24
Vested (1)	(248,898)	4.89 - 7.68	7.10
Outstanding at December 31, 2023	995,376	$4.89 - 9.37	$7.74
Granted	296,178	8.97	8.97
Cancelled	(1,208)	6.86 - 9.37	8.13
Vested (1)	(400,985)	4.89 - 8.40	7.69
Outstanding at March 31, 2024 (2)	889,361	$4.89 - 9.37	$8.18
Granted	—	—	—
Cancelled	(1,696)	4.89 - 9.37	7.88
Vested	—	—	—
Outstanding at June 30, 2024 (2)	887,665	$4.89 - 9.37	$8.18
(1)
The aggregate fair value of the restricted stock vested was $2.7 million for the six months ended June 30, 2024 and $2.1 million for the year ended December 31, 2023.
(2)
The aggregate fair value of the restricted stock was $6.8 million as of June 30, 2024. The remaining vesting period was 2.7 years at June 30, 2024.

During the three and six months ended June 30, 2024, the Company granted 215,687 PSUs at a grant price of $8.97 and during the year ended December 31, 2023, granted 296,444 PSUs at a grant price of $6.08. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met.

The following table presents the activity for the stock option programs for the first and second quarter of 2024 and the 2023 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,061,849	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(33,382)	4.89 - 9.38	6.80
Exercised (1)	(68,945)	4.89 - 7.25	6.44
Outstanding at December 31, 2023	959,522	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(85)	4.89	4.89
Exercised (1)	(13,383)	4.89 - 7.25	6.61
Outstanding at March 31, 2024 (2)	946,054	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(146)	4.89	4.89
Exercised (1)	(2,867)	4.89 - 7.25	6.14
Outstanding at June 30, 2024 (2)	943,041	$2.14 - 9.38	$6.51
Options exercisable at:
December 31, 2023	697,647	2.14 - 9.38	$6.51
June 30, 2024 (2)	854,742	$2.14 - 9.38	$6.52
(1)
The aggregate intrinsic value of exercised options, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for the three and six months ended June 30, 2024 and was $0.1 million for the year ended December 31, 2023.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at June 30, 2024 and the related exercise price of the underlying options, was $1.1 million for outstanding options and $1.0 million for vested options as of June 30, 2024. The remaining contractual life was 5.6 years for outstanding options and 5.5 years for vested options at June 30, 2024.

The following table presents the activity for the unvested options outstanding under the plans described above for the 2024 first and second quarter.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	261,875	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	(173,430)	4.89 - 7.25	6.56
Outstanding at March 31, 2024	88,445	$4.89 - 6.79	$6.37
Granted	—	—	—
Cancelled	(146)	4.89	4.89
Vested (1)	—	—	—
Outstanding at June 30, 2024	88,299	$4.89 - 6.79	$6.37
(1)
The intrinsic value of the options vested was $0.4 million for the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2024, the Company granted 92,350 restricted stock units, or RSUs, with a vesting date of June 11, 2025 at a grant price of $8.23 and during the year ended December 31, 2023, granted 83,158 RSUs which vested on June 22, 2024 at a grant price of $9.14. For the RSUs granted in 2024 and 2023, unit holders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of June 30, 2024, there were 326,680 RSUs outstanding, including 234,330 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, collector automobiles, and other consumer recreational equipment, of which RVs, boats, and collector automobiles make up 54%, 21%, and 11% of the segment portfolio, with no other product lines equal to or exceeding 10%, as of June 30, 2024. The highest concentrations of recreation loans are in Texas and Florida at 16% and 10% of loans outstanding and with no other states at or above 10% as of June 30, 2024. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 40%, 21%, and 13% of total home improvement loans outstanding, and with no other product lines exceeding 10% as of June 30, 2024. The highest concentrations of home improvement loans are in Texas and Florida both at 10% of loans outstanding and with no other states at or above 10% as of June 30, 2024. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, construction, and wholesale trade making up 55%, 14%, and 11% of the loans outstanding as of June 30, 2024, with no other product lines exceeding 10% as of June 30, 2024. The commercial lending segment invests across the United States with concentrations in California, Wisconsin, and Texas each having 30%, 10%, and 10% of the segment portfolio, and no other states having a concentration at or greater than 10% as of June 30, 2024. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of June 30, 2024.

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

The following tables present segment data as of and for the three and six months ended June 30, 2024.

Three Months Ended June 30, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$47,490	$17,651	$3,538	$190	$1,835	$70,704
Total interest expense	10,960	6,106	1,056	25	2,689	20,836
Net interest income (loss)	36,530	11,545	2,482	165	(854)	49,868
Provision (benefit) for credit losses	15,795	3,279	478	(975)	—	18,577
Net interest income (loss) after loss provision	20,735	8,266	2,004	1,140	(854)	31,291
Other income (loss), net	306	3	(14)	334	470	1,099
Operating expenses	(11,236)	(5,457)	(1,437)	(1,373)	(492)	(19,995)
Net income (loss) before taxes	9,805	2,812	553	101	(876)	12,395
Income tax (provision) benefit	(3,094)	(802)	(72)	(14)	200	(3,782)
Net income (loss) after taxes	$6,711	$2,010	$481	$87	$(676)	$8,613
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$7,101
Balance Sheet Data
Total loans	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590
Total assets	1,451,947	758,840	105,548	7,511	437,030	2,760,876
Total funds borrowed	1,200,977	627,674	87,304	6,213	361,488	2,283,656
Selected Financial Ratios
Return on average assets	1.95%	1.08%	1.86%	4.29%	(0.61)%	1.30%
Return on average stockholders' equity	*	*	*	*	*	8.14
Return on average equity	13.05	7.00	12.09	25.69	(3.88)	8.25
Interest yield	13.30	9.32	13.08	21.62	NM	11.52
Net interest margin, gross	10.23	6.10	9.18	18.78	NM	8.12
Net interest margin, net of allowance	10.69	6.25	9.57	31.77	NM	8.42
Reserve coverage	4.35	2.38	4.41	40.18	NM	3.76
Delinquency status (1)	0.41	0.17	7.52	—	NM	0.67
Charge-off (recovery) ratio (2)	2.99	1.49	—	(98.90)	NM	2.20

(1) Loans 90 days or more past due.

(2) Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

Six Months Ended June 30, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$91,417	$35,098	$7,183	$330	$3,746	$137,774
Total interest expense	20,605	11,740	2,154	53	5,437	39,989
Net interest income (loss)	70,812	23,358	5,029	277	(1,691)	97,785
Provision (benefit) for credit losses	32,825	4,177	694	(1,918)	—	35,778
Net interest income (loss) after loss provision	37,987	19,181	4,335	2,195	(1,691)	62,007
Other income, net	556	5	4,188	973	780	6,502
Operating expenses	(19,523)	(9,571)	(2,422)	(2,116)	(4,588)	(38,220)
Net income (loss) before taxes	19,020	9,615	6,101	1,052	(5,499)	30,289
Income tax (provision) benefit	(6,368)	(3,219)	(2,043)	(352)	1,842	(10,140)
Net income (loss) after taxes	$12,652	$6,396	$4,058	$700	$(3,657)	$20,149
Income attributable to the non-controlling interest						3,024
Total net income attributable to Medallion Financial Corp.						$17,125
Balance Sheet Data
Total loans	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590
Total assets	1,451,947	758,840	105,548	7,511	437,030	2,760,876
Total funds borrowed	1,200,977	627,674	87,304	6,213	361,488	2,283,656
Selected Financial Ratios
Return on average assets	1.87%	1.72%	7.68%	14.89%	(1.69)%	1.55%
Return on average stockholders' equity	*	*	*	*	*	9.89
Return on average equity	12.31	11.04	49.32	90.99	(10.64)	9.70
Interest yield	13.20	9.29	12.97	18.78	NM	11.42
Net interest margin, gross	10.23	6.18	9.08	15.59	NM	8.11
Net interest margin, net of allowance	10.69	6.34	9.45	26.61	NM	8.40
Reserve coverage	4.35	2.38	4.41	40.18	NM	3.76
Delinquency status(1)	0.41	0.17	7.52	—	NM	0.67
Charge-off (recovery) ratio(2)	3.64	1.80	(0.04)	(100.16)	NM	2.68

(1) Loans 90 days or more past due.

(2) Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following tables present segment data as of and for the three and six months ended June 30, 2023.

Three Months June 30, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$41,109	$15,292	$2,814	$787	$1,724	$61,726
Total interest expense	7,580	4,194	852	46	2,363	15,035
Net interest income (loss)	33,529	11,098	1,962	741	(639)	46,691
Provision (benefit) for credit losses	10,135	3,739	(113)	(5,311)	26	8,476
Net interest income (loss) after loss provision	23,394	7,359	2,075	6,052	(665)	38,215
Other income, net	—	2	343	1,304	293	1,942
Operating expenses	(8,444)	(4,388)	(1,147)	(743)	(4,281)	(19,003)
Net income (loss) before taxes	14,950	2,973	1,271	6,613	(4,653)	21,154
Income tax (provision) benefit	(3,867)	(769)	(329)	(1,713)	1,206	(5,472)
Net income (loss) after taxes	$11,083	$2,204	$942	$4,900	$(3,447)	$15,682
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$14,170
Balance Sheet Data
Total loans, gross	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998
Total assets	1,294,925	718,383	99,713	18,724	387,392	2,519,137
Total funds borrowed	1,062,309	589,335	81,801	15,360	317,802	2,066,607
Selected Financial Ratios
Return on average assets	3.59%	1.28%	3.76%	100.63%	(3.69)%	2.60%
Return on average stockholders' equity	*	*	*	*	*	18.24
Return on average equity	22.94	8.19	23.97	641.63	(22.83)	16.52
Interest yield	13.03	8.79	11.87	83.55	NM	11.21
Net interest margin, gross	10.63	6.38	8.28	78.67	NM	8.48
Net interest margin, net of allowance	11.08	6.53	8.54	166.23	NM	8.77
Reserve coverage	4.07	2.26	2.72	52.76	NM	3.48
Delinquency status (1)	0.39	0.16	0.08	—	NM	0.29
Charge-off (recovery) ratio (2)	1.86	1.12	3.80	(525.21)	NM	0.74

(1) Loans 90 days or more past due.

(2) Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

Six Months Ended June 30, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$79,008	$28,941	$5,515	$1,097	$3,007	$117,568
Total interest expense	13,484	7,473	1,661	113	4,544	27,275
Net interest income (loss)	65,524	21,468	3,854	984	(1,537)	90,293
Provision (benefit) for credit losses	17,886	6,820	214	(12,395)	(11)	12,514
Net interest income (loss) after loss provision	47,638	14,648	3,640	13,379	(1,526)	77,779
Other income, net	—	3	614	2,923	485	4,025
Operating expenses	(16,247)	(8,382)	(1,567)	(2,770)	(8,429)	(37,395)
Net income (loss) before taxes	31,391	6,269	2,687	13,532	(9,470)	44,409
Income tax (provision) benefit	(8,380)	(1,674)	(718)	(3,612)	2,530	(11,854)
Net income (loss) after taxes	$23,011	$4,595	$1,969	$9,920	$(6,940)	$32,555
Income attributable to the non-controlling interest						3,024
Total net income attributable to Medallion Financial Corp.						$29,531
Balance Sheet Data
Total loans, gross	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998
Total assets	1,294,925	718,383	99,713	18,724	387,392	2,519,137
Total funds borrowed	1,062,309	589,335	81,801	15,360	317,802	2,066,607
Selected Financial Ratios
Return on average assets	3.84%	1.39%	3.94%	94.20%	(3.70)%	2.79%
Return on average stockholders' equity	*	*	*	*	*	19.45
Return on average equity	24.13	8.76	24.74	590.25	(23.24)	17.49
Interest yield	12.93	8.66	11.71	28.80	NM	11.01
Net interest margin, gross	10.72	6.43	8.18	25.84	NM	8.45
Net interest margin, net of allowance	11.18	6.57	8.43	73.52	NM	8.75
Reserve coverage	4.07	2.26	2.72	52.76	NM	3.48
Delinquency status(1)	0.39	0.16	0.08	—	NM	0.29
Charge-off (recovery) ratio (2)	2.57	0.97	1.89	(124.01)	NM	1.51

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

As of June 30, 2024, employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $9.8 million.

(B) OTHER COMMITMENTS

As of June 30, 2024, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $260,988 per year, an increase from $250,950 per year in 2023. Mr. Rudnick received an annual cash bonus of $95,000 and $85,000 as well as an equity bonus in the amount of $52,000 and $50,000, during the six months ended June 30, 2024 and 2023.

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

(f) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At June 30, 2024 and December 31, 2023, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings – The fair value of the debentures payable to the SBA is estimated based on current market interest rates for similar debt.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$157,961	$157,961	$149,845	$149,845
Equity investments	10,795	10,795	11,430	11,430
Investment securities	55,830	55,830	54,282	54,282
Loans receivable	2,295,802	2,284,754	2,131,651	2,131,651
Accrued interest receivable (2)	13,299	13,299	13,538	13,538
Equity securities (3)	1,722	1,722	1,748	1,748
Financial liabilities
Funds borrowed	2,283,656	2,249,036	2,118,689	2,118,689
Accrued interest payable (2)	7,945	7,945	6,822	6,822
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of June 30, 2024 and $1.3 million as of December 31, 2023. See Note 13.
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

June 30, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Investment securities	—	55,830	—	55,830
Equity securities	1,722	—	—	1,722
Total (1)	$1,722	$57,080	$—	$58,802
(1)
Total unrealized gain of $0.1 million and unrealized loss of less than $0.1 million, net of tax, was included in other comprehensive income for the three and six months ended June 30, 2024 related to these assets.

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Investment securities	—	54,282	—	54,282
Equity securities	1,748	—	—	1,748
Total (1)	$1,748	$55,532	$—	$57,280
(1)
Total unrealized losses of $0.3 million, net of tax, was included in other comprehensive loss for the year ended December 31, 2023 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023.

June, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$10,795	$10,795
Nonaccrual loans	—	—	22,248	22,248
Loan collateral in process of foreclosure	—	—	9,359	9,359
Total	$—	$—	$42,402	$42,402

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$11,430	$11,430
Nonaccrual loans	—	—	25,974	25,974
Loan collateral in process of foreclosure	—	—	11,772	11,772
Total	$—	$—	$49,176	$49,176

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of June 30, 2024 and December 31, 2023.

(Dollars in thousands except per share amounts)	Fair Value at June 30, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$10,522	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Nonaccrual loans	22,248	Market approach	Historical and actual loss experience	0.00% - 23.06%
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	9,359	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$2.5 - $51.3
(1)
Includes projections based on revenue, EBITDA, leverage, and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry, and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.
(2)
Represents amount net of liquidation costs.
(3)
Relates to the recreation loan portfolio.

(Dollars in thousands except per share amounts)	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$11,157	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Nonaccrual loans	25,974	Market approach	Historical and actual loss experience	0.00% - 28.48%
			Transfer prices (2)	$0.0 - $79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	11,772	Market approach	Transfer prices (2)	$0.0 - $79.5
			Collateral value (3)	$2.3 - $45.0
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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to June 30, 2024 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and six months ended June 30, 2024 and the year ended December 31, 2023. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector automobiles, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of June 30, 2024, our consumer loans represented 95% of our gross loan portfolio, and commercial loans represented 5%. Total assets were $2.8 billion and $2.6 billion as of June 30, 2024 and December 31, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At June 30, 2024, we identified our policies for the allowance for credit losses, goodwill and intangible assets, and deferred taxes, to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2023, and there have been no material changes in such policies and estimates since the date of such report.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update seek to clarify or improve disclosure and presentation requirements. The amendments in this update will be effective on the date on which the SEC’s removal of related disclosures from Regulation S-X or Regulation S-K become effective, with early adoption prohibited.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, or Topic 280: Improvements to Reportable Segment Disclosures. The main objective of this update is to provide transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and to be included in interim periods beginning after December 15, 2024. We are assessing the impact of the update on the accompanying financial statements.

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

AVERAGE BALANCES AND RATES

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$27,877	$290	4.20%	$21,731	$171	3.16%
Federal funds sold	76,189	1,023	5.40	70,924	925	5.23
Investment securities	54,846	528	3.87	52,178	416	3.20
Loans
Recreation	1,436,201	47,490	13.30	1,265,664	41,109	13.03
Home improvement	761,468	17,651	9.32	698,185	15,292	8.79
Commercial	108,774	3,468	12.82	95,070	2,920	12.32
Taxi medallion	3,534	180	20.49	3,778	787	83.55
Strategic partnerships	1,207	72	23.99	1,577	106	26.96
Total loans	2,311,184	68,861	11.98	2,064,274	60,214	11.70
Total interest-earning assets, before allowance	2,470,096		11.52	2,209,107		11.21
Allowance for credit losses	(86,645)			(72,937)
Total interest-earning assets, net of allowance	$2,383,451	$70,702	11.94%	$2,136,170	$61,726	11.59%
Non-interest-earning assets
Cash	37,341			24,094
Equity investments	12,425			11,154
Loan collateral in process of foreclosure	9,716			18,901
Goodwill and intangible assets	170,854			172,299
Other assets	57,099			54,494
Total non-interest-earning assets	287,435			280,942
Total assets	$2,670,886			$2,417,112
Interest-bearing liabilities
Deposits	$1,951,015	$16,524	3.41%	$1,753,806	$11,330	2.59%
Retail and privately placed notes	137,750	2,956	8.63	121,000	2,502	8.29
SBA debentures and borrowings	72,750	710	3.93	66,558	597	3.60
Trust preferred securities	33,000	646	7.87	33,000	606	7.37
Total interest-bearing liabilities	2,194,515	20,836	3.82	1,974,364	15,035	3.05
Non-interest-bearing liabilities
Deferred tax liability	22,920			25,873
Other liabilities (1)	33,488			36,115
Total non-interest-bearing liabilities	56,408			61,988
Total liabilities	2,250,923			2,036,352
Non-controlling interest	69,166			69,166
Total stockholders’ equity	350,797			311,594
Total liabilities and stockholders’ equity	$2,670,886			$2,417,112
Net interest income		$49,866			$46,691
Net interest margin, gross			8.12			8.48
Net interest margin, net of allowance			8.42%			8.77%
(1)
Includes deferred financing costs of $8.6 million and $6.8 million as of June 30, 2024 and 2023.

The following table shows our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$29,705	$621	4.20%	$22,605	$327	2.92%
Federal funds sold	74,204	2,077	5.63	71,057	1,627	4.62
Investment securities	54,427	994	3.67	50,477	781	3.12
Loans
Recreation	1,392,205	91,417	13.20	1,232,339	79,008	12.93
Home improvement	759,776	35,098	9.29	673,635	28,941	8.66
Commercial	111,413	7,130	12.87	94,978	5,604	11.90
Taxi medallion	3,574	320	18.01	7,680	1,097	28.80
Strategic partnerships	985	117	23.89	1,406	183	26.25
Total loans	2,267,953	134,082	11.89	2,010,038	114,833	11.52
Total interest-earning assets, before allowance	2,426,289		11.42	2,154,177		11.01
Allowance for credit losses	(85,284)			(72,532)
Total interest-earning assets, net of allowance	$2,341,005	$137,774	11.84%	$2,081,645	$117,568	11.39%
Non-interest-earning assets
Cash	31,033			15,998
Equity investments	12,226			10,901
Loan collateral in process of foreclosure	10,388			19,751
Goodwill and intangible assets	171,035			172,480
Other assets	55,413			52,769
Total non-interest-earning assets	280,095			271,899
Total assets	$2,621,100			$2,353,544
Interest-bearing liabilities
Deposits	$1,903,076	$31,277	3.31%	$1,686,501	$19,929	2.38%
Retail and privately placed notes	138,500	5,963	8.66	121,000	5,003	8.34
SBA debentures and borrowings	73,464	1,455	3.98	66,652	1,158	3.50
Trust preferred securities	33,000	1,294	7.89	33,000	1,185	7.24
Total interest-bearing liabilities	2,148,040	39,989	3.75	1,907,153	27,275	2.88
Non-interest-bearing liabilities
Deferred tax liability	22,022			24,958
Other liabilities (1)	33,502			46,080
Total non-interest-bearing liabilities	55,524			71,038
Total liabilities	2,203,564			1,978,191
Non-controlling interest	69,220			69,220
Total stockholders’ equity	348,316			306,133
Total liabilities and stockholders’ equity	$2,621,100			$2,353,544
Net interest income		$97,785			$90,293
Net interest margin, gross			8.11			8.45
Net interest margin, net of allowance			8.40%			8.75%

(1)
Includes deferred financing costs of $8.6 million and $6.8 million as of June 30, 2024 and 2023.

For the three months ended June 30, 2024, our loans receivable yielded 11.98%, as compared to 11.70% for the three months ended June 30, 2023. The 28 basis point increase reflects a higher yield on our consumer and commercial loan portfolios, as we have increased the rates charged on new originations over the past year as prevailing market interest rates have increased. Similarly, for the six months ended June 30, 2024, our loans receivable yielded 11.89%, as compared to 11.52% for the six months ended June 30, 2023. We have used the higher interest rate environment as an opportunity to both increase the rates on newly issued recreation and home improvement loans, which is expected to continue to increase the yield on these portfolios over time, as well as increase the credit quality of our new issuances, particularly in our recreation segment, with the average FICO scores, measured at origination, of our recreation loans outstanding being 685 as of June 30, 2024 compared to 681 as of June 30, 2023. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the three and six months ended June 30, 2024 of 3.82% and 3.75% increased 77 and 87 basis points from the three and six months ended June 30, 2023, attributable to the current higher interest rate environment, particularly the higher cost associated with our deposits. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. We have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$144	$74	$218	$167	$841	$1,008
Investment securities	26	86	112	36	99	135
Loans
Recreation	5,654	727	6,381	7,073	519	7,592
Home improvement	1,471	889	2,360	4,358	347	4,705
Commercial	438	110	548	224	317	541
Taxi medallion	(12)	(595)	(607)	(2,110)	2,666	556
Strategic partnerships	(22)	(12)	(34)	81	(3)	78
Total loans	$7,529	$1,119	$8,648	$9,626	$3,846	$13,472
Total interest-earning assets	$7,699	$1,279	$8,978	$9,829	$4,786	$14,615
Interest-bearing liabilities
Deposits	1,675	3,519	5,194	2,370	4,048	6,418
Retail and privately placed notes	360	94	454	—	(5)	(5)
SBA debentures and borrowings	61	52	113	(26)	62	36
Trust preferred securities	—	40	40	—	356	356
Total interest-bearing liabilities	$2,096	$3,705	$5,801	$2,344	$4,461	$6,805
Net	$5,603	$(2,426)	$3,177	$7,485	$325	$7,810

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$266	$478	$744	$465	$1,385	$1,850
Investment securities	72	141	213	70	211	281
Loans
Recreation	10,526	1,883	12,409	13,974	384	14,358
Home improvement	3,990	2,167	6,157	8,439	214	8,653
Commercial	1,055	471	1,526	660	487	1,147
Taxi medallion	(369)	(408)	(777)	(890)	1,615	725
Strategic partnerships	(50)	(16)	(66)	146	(6)	140
Total loans	$15,152	$4,097	$19,249	$22,329	$2,694	$25,023
Total interest-earning assets	$15,490	$4,716	$20,206	$22,864	$4,290	$27,154
Interest-bearing liabilities
Deposits	3,569	7,779	11,348	4,178	6,685	10,863
Retail and privately placed notes	756	204	960	—	(2)	(2)
SBA debentures and borrowings	135	162	297	(51)	125	74
Trust preferred securities	—	109	109	—	735	735
Total interest-bearing liabilities	$4,460	$8,254	$12,714	$4,127	$7,543	$11,670
Net	$11,030	$(3,538)	$7,492	$18,737	$(3,253)	$15,484

During the three and six months ended June 30, 2024, the increase in interest income was mainly driven by the increase in volume of consumer loans, as well as an increase in overall yield on interest-earning assets as we issue new loans at interest rates greater than the weighted average rates of our current portfolio. For the same periods, the increase in interest expense was driven by an increase in borrowing costs and interest rates, primarily due to the increases in deposits, as well as growth of total borrowings which fund our growing loan portfolio.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, trust preferred securities, and has historically included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are, on average, our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for more flexible interest rate management strategies. As further described below, in September 2023, we issued and sold $39.0 million aggregate principal amount of 9.25% senior notes due in September 2028, and in June 2024, we amended our senior notes previously issued in December 2023, increasing the aggregate principal amount from $12.5 million to $17.5 million, reducing the interest rate to 8.875% from 9.0%, and extending the maturity date from December 2033 to June 2039. The net proceeds were used, in large part, to repurchase and settle, in full, $36.0 million aggregate principal amount of our 8.25% senior notes issued in 2019 and which matured in March 2024.

Our cost of funds is primarily driven by the rates paid on our various borrowings and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table shows the average borrowings and related borrowing costs for the three and six months ended June 30, 2024 and 2023. We expect our borrowing costs to further increase as we take deposits and borrow other funds at the currently higher prevailing rates.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2023, we obtained a $20.0 million commitment from the SBA, $9.8 million of which has been utilized as of June 30, 2024, with $8.0 million currently drawable, and the balance of $2.2 million drawable upon the infusion of $1.1 million of capital. In February 2024, we obtained an $18.5 million commitment from the SBA, with the entire amount drawable upon the infusion of $9.3 million of capital.

At June 30, 2024 and 2023, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to or received from loan originators, and which are amortized to interest income over the life of the loan. During the three and six months ended June 30, 2024, there was continued growth in the recreation segment, growing 12% from December 31, 2023, while home improvement loans increased 2% from December 31, 2023.

Three Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2024	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426
Loan originations	209,563	67,990	7,000	250	24,288	309,091
Principal receipts, sales, and maturities	(61,553)	(42,492)	(3,961)	(328)	(23,858)	(132,192)
Charge-offs	(14,627)	(4,063)	—	—	—	(18,690)
Transfer to loan collateral in process of foreclosure, net	(5,669)	—	—	—	—	(5,669)
Amortization of origination costs	(3,214)	913	10	—	—	(2,291)
FASB origination costs, net	7,763	(1,426)	(77)	—	—	6,260
Paid-in-kind interest	—	—	655	—	—	655
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590

Six Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	315,328	119,566	7,000	250	40,034	482,178
Principal receipts, sales, and maturities	(115,589)	(97,409)	(12,833)	(431)	(39,288)	(265,550)
Charge-offs	(32,728)	(8,961)	—	—	—	(41,689)
Transfer to loan collateral in process of foreclosure, net	(11,094)	—	—	—	—	(11,094)
Amortization of origination costs	(6,166)	1,851	17	—	—	(4,298)
FASB origination costs, net	11,451	(2,480)	(77)	—	—	8,894
Paid-in-kind interest	—	—	1,263	—	—	1,263
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590

Three Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2023	$1,213,380	$669,642	$95,329	$4,059	$1,770	$1,984,180
Loan originations	190,007	117,035	4,750	1,300	33,174	346,266
Principal receipts, sales, and maturities	(63,463)	(55,350)	(6,922)	(1,531)	(33,613)	(160,879)
Charge-offs	(9,166)	(2,575)	(900)	(221)	—	(12,862)
Transfer to loan collateral in process of foreclosure, net	(3,991)	—	—	(159)	—	(4,150)
Amortization of origination costs	(3,159)	665	—	—	—	(2,494)
FASB origination costs, net	7,506	(949)	—	—	—	6,557
Paid-in-kind interest	—	—	380	—	—	380
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998

Six Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	291,688	212,016	7,750	1,923	60,180	573,557
Principal receipts, sales, and maturities	(119,680)	(105,205)	(7,756)	(5,926)	(59,421)	(297,988)
Charge-offs	(21,756)	(4,489)	(900)	(3,814)	—	(30,959)
Transfer to loan collateral in process of foreclosure, net	(8,348)	—	—	(2,306)	—	(10,654)
Amortization of origination costs	(5,918)	1,251	—	—	—	(4,667)
FASB origination costs, net	11,616	(1,504)	—	—	—	10,112
Paid-in-kind interest	—	—	644	—	—	644
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of June 30, 2024.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$38,004	$246,840	$1,886,623	$168,462	$2,339,929
Recreation	2,238	126,053	1,276,347	42,832	1,447,470
Home improvement	17,434	30,926	603,276	125,630	777,266
Commercial	14,470	88,942	7,000	—	110,412
Taxi medallion	2,563	919	—	—	3,482
Strategic partnerships	1,299	—	—	—	1,299
Adjustable-rate	$391	$648	$—	$—	$1,039
Recreation	391	648	—	—	1,039
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans	$38,395	$247,488	$1,886,623	$168,462	$2,340,968

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s quarterly evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of June 30, 2024 and December 31, 2023, the allowance totaled $89.8 million and $84.2 million, which represented 3.76% and 3.80% of total loans, respectively. The provision for credit losses was $18.6 million and $35.8 million for the three and six months ended June 30, 2024 compared to $8.5 million and $12.5 million for the three and six months ended June 30, 2023 as a result of lower taxi medallion recoveries, higher charge off activity, and increased provisions necessary with the growth in our recreation loans, as well as the credit loss allowance required due to the impact fluctuating delinquencies have on our credit loss model.

The following table sets forth the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Allowance for loan losses – beginning balance (1)	$83,827	$70,280	$84,235	$63,845
CECL transition amount upon ASU 2016-13 adoption	—	—	—	13,712
Charge-offs
Recreation	(14,627)	(9,166)	(32,728)	(21,756)
Home improvement	(4,063)	(2,575)	(8,961)	(4,489)
Commercial	—	(900)	—	(900)
Taxi medallion	—	(221)	—	(3,814)
Total charge-offs	(18,690)	(12,862)	(41,689)	(30,959)
Recoveries
Recreation	3,962	3,282	7,510	6,053
Home improvement	1,243	627	2,154	1,259
Commercial	—	—	20	10
Taxi medallion	869	5,168	1,780	8,537
Total recoveries	6,074	9,077	11,464	15,859
Net charge-offs (2)	(12,616)	(3,785)	(30,225)	(15,100)
Provision for credit losses	18,577	8,476	35,778	12,514
Allowance for credit losses – ending balance (3)	$89,788	$74,971	$89,788	$74,971
(1)
2023 beginning balance represents allowance prior to the adoption of ASU 2016-13.
(2)
As of June 30, 2024, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $173.3 million, including $106.0 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.
(3)
As of June 30, 2024, there was no allowance for credit loss and net charge-offs related to the strategic partnership loans.

The following table sets forth the gross charge-offs for the three and six months ended June 30, 2024, by the year of origination:

Three Months Ended June 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$99	$4,099	$5,049	$1,990	$986	$2,404	$14,627
Home improvement	40	1,508	1,594	507	119	295	4,063
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$139	$5,607	$6,643	$2,497	$1,105	$2,699	$18,690

Six Months Ended June 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$99	$7,862	$11,867	$5,487	$2,275	$5,138	$32,728
Home improvement	40	3,032	3,274	1,670	406	539	8,961
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$139	$10,894	$15,141	$7,157	$2,681	$5,677	$41,689
The following table sets forth the gross charge-offs for the three and six months ended June 30, 2023, by the year of origination:

Three Months Ended June 30, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$44	$3,568	$2,344	$785	$918	$1,507	$9,166
Home improvement	39	1,548	473	158	91	266	2,575
Commercial	—	—	—	—	900	—	900
Taxi medallion	—	—	—	—	—	221	221
Total	$83	$5,116	$2,817	$943	$1,909	$1,994	$12,862

Six Months Ended June 30, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$44	$7,176	$5,414	$2,456	$2,472	$4,194	$21,756
Home improvement	39	2,452	1,101	301	222	374	4,489
Commercial	—	—	—	—	900	—	900
Taxi medallion	—	—	—	—	—	3,814	3,814
Total	$83	$9,628	$6,515	$2,757	$3,594	$8,382	$30,959

The following tables set forth the allowance for credit losses by type as of June 30, 2024 and December 31, 2023.

June 30, 2024 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$65,140	73%	4.35%	292.79%
Home improvement	18,388	20	2.38	82.65
Commercial	4,861	5	4.41	21.85
Taxi medallion	1,399	2	40.18	6.29
Total	$89,788	100%	3.76%	403.58%

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%	3.80%	324.31%

As of June 30, 2024, the total allowance for credit losses as a percent of loans decreased 4 basis points from December 31, 2023.

The following table shows the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$5,938	0.3%	$9,095	0.4%
Home improvement	1,305	0.1%	1,502	0.1%
Commercial	8,396	0.4%	6,240	0.3%
Total loans 90 days or more past due	$15,639	0.7%	$16,837	0.8%
(1)
Percentages are calculated against the total loan portfolio.

The following tables show the activity of loan collateral in process of foreclosure for the three and six months ended June 30, 2024.

Three Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – March 31, 2024	$1,475	$8,723	$10,198
Transfer from loans, net	5,669	—	5,669
Sales	—	—	—
Cash payments received	(2,225)	(881)	(3,106)
Collateral valuation adjustments	(3,478)	76	(3,402)
Loan collateral in process of foreclosure – June 30, 2024	$1,441	$7,918	$9,359

Six Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$9,993	$11,772
Transfer from loans, net	11,094	—	11,094
Sales	—	(39)	(39)
Cash payments received	(4,672)	(2,154)	(6,826)
Collateral valuation adjustments	(6,760)	118	(6,642)
Loan collateral in process of foreclosure – June 30, 2024	$1,441	$7,918	$9,359

The following tables show the activity of loan collateral in process of foreclosure for the three and six months ended June 30, 2023.

Three Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – March 31, 2023	$1,461	$19,006	$20,467
Transfer from loans, net	3,991	159	4,150
Sales	(2,583)	(553)	(3,136)
Cash payments received	(128)	(2,517)	(2,645)
Collateral valuation adjustments	(2,012)	(21)	(2,033)
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803

Six Months Ended June 30, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	8,348	2,306	10,654
Sales	(4,778)	(568)	(5,346)
Cash payments received	(128)	(5,834)	(5,962)
Collateral valuation adjustments	(4,089)	(273)	(4,362)
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803

As of June 30, 2024, taxi medallion loans in the process of foreclosure included 326 taxi medallions in the New York City market, 188 taxi medallions in the Chicago market, 23 taxi medallions in the Newark market, and 31 taxi medallions in other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also show results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a growth business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 67% and 66% of our interest income for the three and six months ended June 30, 2024 and 67% for both the three and six months ended June 30, 2023.

We maintain relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance services to small dealers that do not have the desire or ability to provide such services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 41% of recreation lending’s new loan originations for the six months ended June 30, 2024 and 2023. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $21,000 as of June 30, 2024. The loans are fixed rate with an average term at origination of 14 years. The weighted average maturity of our loans outstanding as of June 30, 2024 is 11 years.

The loans are secured primarily by RVs, boats, collector automobiles, and trailers, with RV loans making up 54% of the portfolio, boat loans making up 21%, and collector automobiles making up 11% of the portfolio as of June 30, 2024, compared to 59%, 19%, and 9% as of June 30, 2023. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida at 16% and 10% of loans outstanding, compared to 15% and 10% as of June 30, 2023, and with no other states at or above 10%. As of June 30, 2024 and 2023, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 685 and 681. The weighted average FICO scores at the time of origination for the loans funded in six months ended June 30, 2024 and 2023 were 689 and 678.

Seasonally, the second quarter typically has the greatest demand for our recreation loan products and results in higher originations. During the six months ended June 30, 2024, the recreation loan portfolio grew 12% to $1.5 billion, with the average interest rate increasing 18 basis points to 14.80% from a year ago. Additionally, reserve rates increased 28 basis points to 4.35% from June 30, 2023, reflecting higher delinquency and potential loss.

During the six months ended June 30, 2024, we originated $315.3 million in recreation loans, compared to $291.7 million in the prior year period. Originations increased despite more restrictive underwriting standards and management's efforts to mitigate concentration risks. The following table presents quarterly originations for 2024, 2023, and 2022.

(Dollars in thousands)	2024	2023	2022
First Quarter	$105,765	$101,681	$114,406
Second Quarter	209,563	190,007	170,207
Third Quarter	—	92,603	149,151
Fourth Quarter	—	62,748	79,298
Year Ended	$315,328	$447,039	$513,062

As of June 30, 2024, 35.1% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the six months ended June 30, 2024 and years ended December 31, 2023 and 2022.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
June 30, 2024	$315,328	$99,698	31.6%
December 31, 2023	447,039	152,045	34.0
December 31, 2022	513,062	180,697	35.2

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$47,490	$41,109	$91,417	$79,008
Total interest expense	10,960	7,580	20,605	13,484
Net interest income	36,530	33,529	70,812	65,524
Provision for credit losses	15,795	10,135	32,825	17,886
Net interest income after loss provision	20,735	23,394	37,987	47,638
Other income, net	306	—	556	—
Other expenses	(11,236)	(8,444)	(19,523)	(16,247)
Net income before taxes	9,805	14,950	19,020	31,391
Income tax provision	(3,094)	(3,867)	(6,368)	(8,380)
Net income after taxes	$6,711	$11,083	$12,652	$23,011
Balance Sheet Data
Total loans, gross			$1,497,428	$1,331,114
Total credit allowance			65,140	54,187
Total loans, net			1,432,288	1,276,927
Total assets			1,451,947	1,294,925
Total borrowings			1,200,977	1,062,309
Selected Financial Ratios
Return on average assets	1.95%	3.59%	1.87%	3.84%
Return on average equity	13.05	22.94	12.31	24.13
Interest yield	13.30	13.03	13.20	12.93
Net interest margin, gross	10.23	10.63	10.23	10.72
Net interest margin, net of allowance	10.69	11.08	10.69	11.18
Reserve coverage	4.35	4.07	4.35	4.07
Delinquency status (1)	0.41	0.39	0.41	0.39
Charge-off ratio	2.99	1.86	3.64	2.57
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in roofs, swimming pools, and windows at 40%, 21%, and 13% of total loans outstanding as of June 30, 2024, as compared to 41%, 19%, and 13% as of June 30, 2023, with no other collateral types over 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, each representing 10% of loans outstanding as of June 30, 2024 and consistent with concentrations as of June 30, 2023, with no other states at or above 10%. As of June 30, 2024 and 2023, the weighted average FICO scores of our home improvement loans outstanding, measured at origination, were 764 and 755. The weighted average FICO scores at the time of origination for the loans funded in the six months ended June 30, 2024 and 2023 were 778 and 770.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide financing services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 800 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 55% of home improvement lending’s new loan originations for the three and six months ended June 30, 2024. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $21,000 as of June 30, 2024. The loans are fixed rate with an average term at origination of 14 years. The weighted average maturity of our loans outstanding as of June 30, 2024 is 12 years.

During the six months ended June 30, 2024, the home improvement portfolio increased 2% to $773.2 million, with reserve coverage rates increasing 12 basis points from a year ago reflecting higher delinquency and potential losses. The average interest rate increased 50 basis points to 9.71% at June 30, 2024.

During the six months ended June 30, 2024, we originated $119.6 million in home improvement loans, compared to $212.0 million in the prior period. The decrease was driven by ongoing restrictive underwriting standards in 2024 and management's efforts to mitigate concentration risks. The following table presents quarterly originations for 2024, 2023, and 2022.

(Dollars in thousands)	2024	2023	2022
First Quarter	$51,576	$94,981	$89,820
Second Quarter	67,990	117,035	105,172
Third Quarter	—	79,333	100,451
Fourth Quarter	—	66,045	97,100
Year Ended	$119,566	$357,394	$392,543

As of June 30, 2024, 1.0% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the six months ended June 30, 2024 and years ended December 31, 2023 and 2022.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
June 30, 2024	$119,566	$397	0.3%
December 31, 2023	357,394	3,094	0.9
December 31, 2022	392,543	5,068	1.3

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$17,651	$15,292	$35,098	$28,941
Total interest expense	6,106	4,194	11,740	7,473
Net interest income	11,545	11,098	23,358	21,468
Provision for credit losses	3,279	3,739	4,177	6,820
Net interest income after loss provision	8,266	7,359	19,181	14,648
Other income, net	3	2	5	3
Other expenses	(5,457)	(4,388)	(9,571)	(8,382)
Net income before taxes	2,812	2,973	9,615	6,269
Income tax provision	(802)	(769)	(3,219)	(1,674)
Net income after taxes	$2,010	$2,204	$6,396	$4,595
Balance Sheet Data
Total loans, gross			$773,184	$728,468
Total credit allowance			18,388	16,447
Total loans, net			754,796	712,021
Total assets			758,840	718,383
Total borrowings			627,674	589,335
Selected Financial Ratios
Return on average assets	1.08%	1.28%	1.72%	1.39%
Return on average equity	7.00	8.19	11.04	8.76
Interest yield	9.32	8.79	9.29	8.66
Net interest margin, gross	6.10	6.38	6.18	6.43
Net interest margin, net of allowance	6.25	6.53	6.34	6.57
Reserve coverage	2.38	2.26	2.38	2.26
Delinquency status (1)	0.17	0.16	0.17	0.16
Charge-off ratio	1.49	1.12	1.80	0.97
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Wisconsin, and Texas each having 30%, 10%, and 10% of the segment portfolio of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the six months ended June 30, 2024, net gains of $3.7 million were recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, construction, and wholesale trade making up 55%, 14%, and 11%, of the loans outstanding as of June 30, 2024. During the six months ended June 30, 2024, we originated $7.0 million in new commercial loans, compared to $7.8 million in 2023.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2024 and 2023. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$3,538	$2,814	$7,183	$5,515
Total interest expense	1,056	852	2,154	1,661
Net interest income	2,482	1,962	5,029	3,854
Provision (benefit) for credit losses	478	(113)	694	214
Net interest income after loss provision	2,004	2,075	4,335	3,640
Other income (loss), net	(14)	343	4,188	614
Other expenses	(1,437)	(1,147)	(2,422)	(1,567)
Net income before taxes	553	1,271	6,101	2,687
Income tax provision	(72)	(329)	(2,043)	(718)
Net income after taxes	$481	$942	$4,058	$1,969
Balance Sheet Data
Total loans, gross			$110,197	$92,637
Total credit allowance			4,861	2,518
Total loans, net			105,336	90,119
Total assets			105,548	99,713
Total borrowings			87,304	81,801
Selected Financial Ratios
Return on average assets	1.86%	3.76%	7.68%	3.94%
Return on average equity	12.09	23.97	49.32	24.74
Interest yield	13.08	11.87	12.97	11.71
Net interest margin, gross	9.18	8.28	9.08	8.18
Net interest margin, net of allowance	9.57	8.54	9.45	8.43
Reserve coverage (1)	4.41	2.72	4.41	2.72
Delinquency status (1) (2)	7.52	0.08	7.52	0.08
Charge-off (recovery) ratio (3)	—	3.80	(0.04)	1.89
(1)
Ratio is based off of total commercial balances and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.

	As of June 30,
	2024		2023
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$32,981	30%	$21,460	23%
Wisconsin	11,560	10	—	—
Texas	10,778	10	9,875	11
Illinois	8,468	8	13,802	15
Minnesota	5,310	5	10,730	12
Other	41,100	37	36,770	39
Total	$110,197	100%	$92,637	100%

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three and six months ended June 30, 2024, taxi medallion values remained consistent in the New York City and Newark markets with all other markets being valued at $0 at the end of the year. We continued to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

During the three and six months ended June 30, 2024, we collected $2.3 million and $5.3 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $1.3 million and $2.9 million in those periods. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at the higher levels experienced in the prior year.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$190	$787	$330	$1,097
Total interest expense	25	46	53	113
Net interest income	165	741	277	984
Recoveries for credit losses	(975)	(5,311)	(1,918)	(12,395)
Net interest income after loss provision	1,140	6,052	2,195	13,379
Other income, net	334	1,304	973	2,923
Other expenses	(1,373)	(743)	(2,116)	(2,770)
Net income before taxes	101	6,613	1,052	13,532
Income tax provision	(14)	(1,713)	(352)	(3,612)
Net income after taxes	$87	$4,900	$700	$9,920
Balance Sheet Data
Total loans, gross			$3,482	$3,448
Total credit allowance			1,399	1,819
Total loans, net			2,083	1,629
Total assets			7,511	18,724
Total borrowings			6,213	15,360
Selected Financial Ratios
Return on average assets	4.29%	100.63%	14.89%	94.20%
Return on average equity	25.69	641.63	90.99	590.25
Interest yield	21.62	83.55	18.78	28.80
Net interest margin, gross	18.78	78.67	15.59	25.84
Net interest margin, net of allowance	31.77	166.23	26.61	73.52
Reserve coverage	40.18	52.76	40.18	52.76
Delinquency status (1)	—	—	—	—
Recovery ratio	(98.90)	(525.21)	(100.16)	(124.01)
(1)
Loans 90 days or more past due.

	As of June 30,
	2024	2023
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	Total Gross Loans
New York City	$3,235	$2,998
Newark	247	435
All Other	—	15
Total	$3,482	$3,448

	As of June 30,
	2024	2023
Geographic Concentrations (Dollars in thousands)	Total Loan Collateral in Process of Foreclosure	Total Loan Collateral in Process of Foreclosure
New York City	$7,349	$13,586
Newark	569	2,061
All Other	—	427
Total	$7,918	$16,074

Corporate and Other Investments

This non-operating segment includes our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, including goodwill and intangible assets, which are not specifically allocated to the operating segments and are not used in evaluating performance of the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships loans were $1.3 million as of both June 30, 2024 and June 30, 2023, with originations of $24.3 million and $40.0 million during the three and six months ended June 30, 2024 and $33.2 million and $60.2 million during the three and six months ended June 30, 2023.

The following table presents certain financial data and ratios as of and for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$1,835	$1,724	$3,746	$3,007
Total interest expense	2,689	2,363	5,437	4,544
Net interest loss	(854)	(639)	(1,691)	(1,537)
Provision (recoveries) for credit losses	—	26	—	(11)
Net interest loss after loss provision	(854)	(665)	(1,691)	(1,526)
Other income, net	470	293	780	485
Other expenses	(492)	(4,281)	(4,588)	(8,429)
Net loss before taxes	(876)	(4,653)	(5,499)	(9,470)
Income tax benefit	200	1,206	1,842	2,530
Net loss after taxes	$(676)	$(3,447)	$(3,657)	$(6,940)
Balance Sheet Data
Total loans, gross			$1,299	$1,331
Total credit allowance			—	—
Total loans, net			1,299	1,331
Total assets			437,030	387,392
Total borrowings			361,488	317,802

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on average assets	1.30%	2.60%	1.55%	2.79%
Return on average equity	8.25	16.52	9.70	17.49
Return on average stockholders' equity	8.14	18.24	9.89	19.45
Net interest margin, gross	8.12	8.48	8.11	8.45
Equity to assets (1)	15.31	15.39	15.31	15.39
Debt to equity (1) (2)	5.4x	5.3x	5.4x	5.3x
Net loans receivable to assets	83%	83%	83%	83%
Net charge-offs	$12,616	$3,785	$30,225	$15,100
Net charge-offs as a % of average loans receivable	2.20%	0.74%	2.68%	1.51%
Reserve coverage ratio	3.76	3.48	3.76	3.48
(1)
Includes $68.8 million related to non-controlling interests in consolidated subsidiaries as of both June 30, 2024 and 2023.
(2)
Excludes deferred financing costs of $8.6 million and $6.8 million as of June 30, 2024 and 2023.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

Net income attributable to shareholders was $7.1 million and $17.1 million, or $0.30 and $0.73 per diluted share, for the three and six months ended June 30, 2024, compared to $14.2 million and $29.5 million, or $0.62 and $1.29 per diluted share, for the three and six months ended June 30, 2023.

Total interest income was $70.7 million and $137.8 million for the three and six months ended June 30, 2024 compared to $61.7 million and $117.6 million for the three and six months ended June 30, 2023. The increase in interest income reflects the continued growth in our recreation, home improvement, and commercial lending segments and an increased weighted average interest rate on the loan portfolio. The yield on interest earning assets was 11.52% and 11.42% for the three and six months ended June 30, 2024, compared to 11.21% and 11.01% for the three and six months ended June 30, 2023. The increase reflects higher interest rates on new originations in our recreation and home improvement lending segments, with the yield anticipated to continue to increase as older loans with lower rates amortize and newer originations at the higher current rates become a larger portion of our portfolio.

Loans before allowance for credit losses were $2.4 billion as of June 30, 2024, comprised of recreation ($1.5 billion), home improvement ($773.2 million), commercial ($110.2 million), taxi medallion ($3.5 million), and strategic partnership ($1.3 million) loans. We had an allowance for credit losses as of June 30, 2024 of $89.8 million, which was attributable to recreation (73%), home improvement (20%), commercial (5%), and taxi medallion (2%) loans.

Loans increased $157.2 million, or 7%, for the quarter and $169.7 million, or 8%, from December 31, 2023 as a result of $309.1 million and $482.2 million of loan originations for the three and six months ended June 30, 2024, offset by principal payments, and to a lesser extent, charge-offs and transfers to loan collateral in process of foreclosure. The provision for credit losses were $18.6 million and $35.8 for the three and six months ended June 30, 2024, compared to $8.5 million and $12.5 million in the three and six months ended June 30, 2023, as a result of lower taxi medallion recoveries, higher charge-off activity, partly attributable to seasonality, and increased provisions with the growth in our loan portfolios. The provision for credit loss in the three and six months ended June 30, 2024 included $0.9 million and $1.8 million of net recoveries with respect to the taxi medallion lending segment, as compared to $4.9 million and $4.7 million for the three and six months ended June 30, 2023, reflecting continued recovery efforts with the impaired taxi medallion portfolio, while net charge-offs in the recreation and home improvement lending segments increased from the historically low levels experienced in the prior year periods. Gross charge-offs were $18.7 million and $41.7 million in the consumer portfolio for the three and six months ended June 30, 2024, compared to $11.7 million and $26.2 million in the three and six months ended June 30, 2023. Charge-offs in the consumer segment correlate to delinquency status, which has seen improvement from December 31, 2023, consistent with seasonal trends.

Interest expense was $20.8 million and $40.0 million for the three and six months ended June 30, 2024, compared to $15.0 million and $27.3 million for the three and six months ended June 30, 2023, reflecting both higher average borrowings and higher average borrowing costs during the three and six months ended June 30, 2024, both of which we expect to further increase in the current inflationary environment. The average cost of borrowed funds was 3.82% and 3.75% for the three and six months ended June 30, 2024, compared to 3.05% and 2.88% for the three and six months ended June 30, 2023. The increases of 77 basis points and 87 basis points for the three and six months ended June 30, 2024 are attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing vintages with lower rates. As we replace upcoming maturities with new issues, we expect our cost of funds to further increase. During the three months ended June 30, 2024, we issued certificates of deposit at rates up to 5.40% for three-month certificates of deposit and 4.50% for five year certificates of deposit. In addition, we expect our interest expense related to SBA borrowings to increase as newly issued SBA debentures carry a higher rate when compared to some of our previously issued debentures. Average debt outstanding was $2.2 billion and $2.1 billion for the three and six months ended June 30, 2024, up from $2.0 billion and $1.9 billion for the three and six months ended June 30, 2023, as we have increased our borrowings, particularly certificates of deposits, to fund our loan growth. See page 38 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $49.9 million and $97.8 million for the three and six months ended June 30, 2024, compared to $46.7 million and $90.3 million for the three and six months ended June 30, 2023. The net interest margin before the impact of the allowance for credit losses was 8.12% and 8.11% for the three and six months ended June 30, 2024, compared to 8.48% and 8.45% for the three and six months ended June 30, 2023, reflecting the above, particularly the rising cost of borrowings experienced over the prior year period, offset by higher yields on loans and investments compared to the prior year period. With the rates we charge on loans and our cost of funds both increasing, our net interest margin has tightened, and we expect that trend to continue to some degree.

Net other income, which is comprised primarily of gains on the sale of loans and taxi medallions, gain (losses) on equity investments, prepayment fees, servicing fee income, late charges, and write-downs of loan collateral, was $1.1 million and $6.5 million for the three and six months ended June 30, 2024, compared to $1.9 million and $4.0 million for the three and six months ended June 30, 2023. During the quarter, we did not realize any gains associated with the sale of equity investments, unlike in the first quarter of 2024 when we realized a single equity gain of $4.7 million and net gains of $4.2 million.

Operating expenses were $20.0 million and $38.2 million for the three and six months ended June 30, 2024, compared to $19.0 million and $37.4 million for the three and six months ended June 30, 2023. Salaries and benefits were $9.4 million and $18.9 million for the three and six months ended June 30, 2024, compared to $9.3 million and $18.2 million for the three and six months ended June 30, 2023, primarily reflecting a greater head count at our operating subsidiaries, Medallion Bank and Medallion Capital, higher equity compensation costs in the current quarter, and the increased cost of managing our businesses as they grow. Legal and professional fees were $1.8 million and $2.6 million for the three and six months ended June 30, 2024, up from $1.4 million in the prior year three months and down from $3.1 million in the prior year six months. Costs in the current year periods were elevated due to higher expenses associated with the successful defense of an activist proxy campaign in 2024, which approximated $1.4 million. Although legal costs associated with the SEC litigation were nominal in both the current and prior year periods, we continue to maintain an approximate $6.5 million liability as a result of the collection of insurance coverage with respect to costs incurred in previous years. The Company anticipates recognizing the benefit of this liability, offsetting future costs, through the remainder of this matter.

Loan collateral in process of foreclosure was $9.4 million at June 30, 2024, down from $11.8 million at December 31, 2023. The decrease primarily reflects cash payments received during the period.

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

The following table presents our interest rate sensitivity gap at June 30, 2024. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

June 30, 2024 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$38,004	$17,978	$63,101	$77,574	$88,186	$71,387	$1,983,698	$2,339,928
Adjustable rate	391	624	—	25	—	—	—	1,040
Investment securities and equity investments	1,741	5,570	522	6,651	5,670	3,629	40,305	64,088
Cash and cash equivalents	157,961	—	—	—	—	—	—	157,961
Total earning assets	$198,097	$24,172	$63,623	$84,250	$93,856	$75,016	$2,024,003	$2,563,017
Interest bearing liabilities
Deposits	$867,211	$391,277	$433,022	$118,517	$199,629	$—	$—	$2,009,656
Privately placed notes	—	31,250	—	53,750	39,000	—	17,500	141,500
SBA debentures and borrowings	12,500	15,500	4,500	—	2,500	—	37,750	72,750
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	25,000	—	—	—	—	—	—	25,000
Total liabilities	$904,711	$438,027	$437,522	$172,267	$241,129	$—	$88,250	$2,281,906
Interest rate gap	$(706,614)	$(413,855)	$(373,899)	$(88,017)	$(147,273)	$75,016	$1,935,753	$281,111
Cumulative interest rate gap	$(706,614)	$(413,855)	$(373,899)	$(88,017)	$(147,273)	$75,016	$1,935,753	$—
December 31, 2023 (2)	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
December 31, 2022(2)	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (28%) as of June 30, 2024, and was (18%) as of December 31, 2023.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.6 billion and interest rate sensitive liabilities were $2.3 billion at June 30, 2024. The one-year cumulative interest rate gap was a negative $706.6 million, or 28% of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, entering into borrowing arrangements with terms that align with the anticipated life of our assets, and using other options consistent with managing interest rate risk.

LIBOR terminated on June 30, 2023. We did not have loans tied to LIBOR. Our trust preferred securities bore a variable rate of interest of 90-day LIBOR plus 2.13% until June 30, 2023. For these borrowings, the 90-day Secured Overnight Financing Rate adjusted by a relevant spread adjustment of approximately 26 basis points replaced the previous LIBOR-based rate.

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

In June 2024, we amended the notes previously issued in a private placement to certain institutional investors in December 2023, increasing the principal amount from $12.5 million to $17.5 million, reducing the interest rate to 8.875% from 9.0%, and extending the maturity date from December 2033 to June 2039. We used, and intend to use, the net proceeds from the offering for general corporate purposes, which included the repayment of the remaining 8.25% notes that matured in March 2024 described below.

In September 2023, we completed a private placement to certain institutional investors of $39.0 million aggregate principal amount of 9.25% unsecured senior notes due September 2028, with interest payable semiannually.

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of June 30, 2024, the Bank had $10.9 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of June 30, 2024, the Bank had $99.2 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 40% of book value, for a total of approximately $40.1 million in secured borrowing capacity, of which $25 million was utilized as of June 30, 2024.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of June 30, 2024, there were no outstanding amounts with respect to these arrangements.

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

The net proceeds from the December 2020, February 2021, March 2021, April 2021, September 2023, and December 2023 (as amended and increased in June 2024) private placements were used for general corporate purposes, including repayment of outstanding debt, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount, and to repurchase, repay, and cancel $36.0 million of our 8.25% notes, which matured in March 2024.

The table below presents the components of our debt as of June 30, 2024, exclusive of deferred financing costs of $8.6 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$2,009,656	88%	3.50%
Privately placed notes	141,500	6	8.10
SBA debentures and borrowings	72,750	3	3.54
Trust preferred securities	33,000	1	7.73
Federal reserve and other borrowings	25,000	1	5.50
Total outstanding debt	$2,281,906	100%	3.87%
(1)
Weighted average contractual rate as of June 30, 2024.
(2)
Balance excludes $1.8 million of strategic partner reserve deposits as of June 30, 2024.

Our contractual obligations expire on or mature at various dates through September 2037. The following table shows our contractual obligations at June 30, 2024.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$867,211	$391,277	$433,022	$118,517	$199,629	$—	$2,009,656
Privately placed notes	—	31,250	—	53,750	39,000	17,500	141,500
SBA debentures and borrowings	12,500	15,500	4,500	—	2,500	37,750	72,750
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	25,000	—	—	—	—	—	25,000
Total outstanding borrowings	904,711	438,027	437,522	172,267	241,129	88,250	2,281,906
Operating lease obligations	2,540	2,556	1,954	958	712	715	9,435
Total contractual obligations	$907,251	$440,583	$439,476	$173,225	$241,841	$88,965	$2,291,341
(1)
Total debt is exclusive of deferred financing costs of $8.6 million as of June 30, 2024.
(2)
Balance excludes $1.8 million of strategic partner reserve deposits as of June 30, 2024.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of June 30, 2024 by $1.6 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $2.5 million at June 30, 2024. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at June 30, 2024. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Funding LLC	Medallion Capital Inc.		Freshstart Venture Capital Corp.	Medallion Bank		June 30, 2024	December 31, 2023
Cash, cash equivalents and federal funds sold	$18,954	$245	$16,402	(1)	$3,003	$119,357		$157,961	$149,845
Trust preferred securities	33,000							33,000	33,000
Average interest rate	7.73%							7.73%	7.75%
Maturity	9/37							9/37	9/37
Retail and privately placed notes	141,500							141,500	139,500
Average interest rate	8.10%							8.10%	8.08%
Maturity	2/26 - 6/39							2/26 - 6/39	3/24 - 12/33
SBA debentures & borrowings
Amounts available			28,750					28,750	10,250
Amounts outstanding			72,750					72,750	75,250
Average interest rate			3.54%					3.54%	3.69%
Maturity			9/24- 3/34					9/24- 3/34	3/24 - 3/34
Brokered CDs						2,011,406	(2)	2,011,406	1,870,939
Average interest rate						3.50%		3.50%	3.07%
Maturity						7/24 - 6/29		7/24 - 6/29	1/24 - 12/28
Federal reserve and other borrowings						25,000		25,000	—
Average interest rate						5.50%		5.50%	—
Maturity						N/A		N/A	—
Total cash	$18,954	$245	$16,402		$3,003	$119,357		$157,961	$149,845
Total debt outstanding	$174,500	$—	$72,750		$—	$2,036,406		$2,283,656	$2,118,689
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $1.8 million related to the strategic partnership business and $8.2 million related to listing services.

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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend. A dividend of $0.08 per share was paid in March, May, and August 2023. On October 24, 2023, the Company’s board of directors authorized and increased the quarterly dividend to $0.10 per share, and a dividend of $0.10 per share was paid in November 2023, March 2024, and May 2024. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. During the three months ended June 30, 2024, the Company repurchased 183,900 shares of its common stock at an aggregate cost of $1.5 million. Accordingly, as of June 30, 2024, up to $16,357,829 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. During the quarter ended June 30, 2024, the Company repurchased 183,900 shares of its common stock at an aggregate cost of $1.5 million. Accordingly, as of June 30, 2024, up to $16,357,829 of shares remained authorized for repurchase under our stock repurchase program.

	Total Shares of Common Stock Repurchased	Average Price Paid per Share	Total Amount Paid	Maximum Value of Shares Yet to Be Purchased
April 1 - April 30	—	$—	$—	$17,872,483
May 1 - May 31	107,000	8.15	872,413	17,000,070
June 1 - June 30	76,900	8.35	642,241	16,357,829
Total	183,900	$8.24	$1,514,654	$16,357,829

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

4.1

Form of Note Purchase Agreement, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 25, 2024 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	August 7, 2024

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.