Form 10-Q
period 2024-09-30
MEDALLION FINANCIAL CORP
filed 2024-11-06
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 6, 2024, was 23,067,748.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.9 billion and $2.6 billion as of September 30, 2024 and December 31, 2023.

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

Our consolidated balance sheets as of September 30, 2024, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three and nine months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$120,593	$52,591
Federal funds sold	67,336	97,254
Investment securities	56,754	54,282
Equity investments	9,897	11,430
Loans	2,485,279	2,215,886
Allowance for credit losses	(96,518)	(84,235)
Net loans receivable	2,388,761	2,131,651
Goodwill	150,803	150,803
Intangible assets, net	19,508	20,591
Property, equipment, and right-of-use lease asset, net	14,172	14,076
Accrued interest receivable	14,108	13,538
Loan collateral in process of foreclosure (1)	8,818	11,772
Income tax receivable	—	671
Other assets	29,302	29,168
Total assets	$2,880,052	$2,587,827
Liabilities
Deposits (2)	$2,108,132	$1,866,657
Long-term debt (3)	232,037	235,544
Short-term borrowings	49,000	8,000
Deferred tax liabilities, net	20,598	21,207
Operating lease liabilities	5,534	7,019
Accrued interest payable	6,888	6,822
Income tax payable	232	—
Accounts payable and accrued expenses (4)	26,455	30,804
Total liabilities	2,448,876	2,176,053
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,256,835 shares at September 30, 2024 and 29,051,800 shares at December 31, 2023 issued)	293	291
Additional paid in capital	291,845	288,046
Treasury stock (6,172,558 shares at September 30, 2024 and 5,602,154 at December 31, 2023)	(50,144)	(45,538)
Accumulated other comprehensive loss	(2,247)	(3,696)
Retained earnings	122,641	103,883
Total stockholders’ equity	362,388	342,986
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	431,176	411,774
Total liabilities and equity	$2,880,052	$2,587,827
Number of shares outstanding	23,084,277	23,449,646
Book value per share	$15.70	$14.63
(1)
Includes financed sales of this collateral to third parties that are reported separately from the loan portfolio, of $4.6 million as of September 30, 2024 and $6.2 million as of December 31, 2023.
(2)
Includes $4.7 million and $4.3 million of deferred financing costs as of September 30, 2024 and December 31, 2023. Refer to Note 5 for more details.
(3)
Includes $3.7 million and $4.2 million of deferred financing costs as of September 30, 2024 and December 31, 2023. Refer to Note 5 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.3 million and $2.5 million as of September 30, 2024 and December 31, 2023. Refer to Note 6 for more details.
(5)
Refer to Note 10 for details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Interest and fees on loans	$74,538	$64,608	$208,620	$179,407
Interest and dividends on investment securities	1,871	1,278	5,563	4,048
Total interest income (1)	76,409	65,886	214,183	183,455
Interest on deposits	19,191	13,432	50,466	33,360
Interest on long-term debt	4,356	2,901	12,793	8,694
Interest on short-term borrowings	125	769	402	2,325
Total interest expense	23,672	17,102	63,661	44,379
Net interest income	52,737	48,784	150,522	139,076
Provision for credit losses	20,151	14,532	55,929	27,045
Net interest income after provision for credit losses	32,586	34,252	94,593	112,031
Other income (loss)
(Loss) gain on equity investments	(519)	2,180	3,136	2,189
Gain on sale of loans and taxi medallions	340	1,417	1,170	4,578
Write-down of loan collateral in process of foreclosure	(19)	(30)	(19)	(303)
Other income	785	739	2,802	1,868
Total other income, net	587	4,306	7,089	8,332
Other expenses
Salaries and employee benefits	9,456	9,630	28,347	27,805
Loan servicing fees	2,790	2,501	7,951	7,084
Collection costs	1,673	1,583	4,799	4,729
Regulatory fees	961	1,021	2,826	2,484
Professional fees	818	1,148	3,434	4,223
Rent expense	664	629	2,019	1,855
Amortization of intangible assets	361	361	1,084	1,084
Other expenses	2,272	2,216	6,755	7,220
Total other expenses	18,995	19,089	57,215	56,484
Income before income taxes	14,178	19,469	44,467	63,879
Income tax provision	4,055	6,727	14,196	18,582
Net income after taxes	10,123	12,742	30,271	45,297
Less: income attributable to the non-controlling interest	1,512	1,512	4,535	4,536
Total net income attributable to Medallion Financial Corp.	$8,611	$11,230	$25,736	$40,761
Basic net income per share	$0.38	$0.50	$1.14	$1.81
Diluted net income per share	$0.37	$0.48	$1.09	$1.77
Weighted average common shares outstanding
Basic	22,490,792	22,596,982	22,576,446	22,469,968
Diluted	23,447,929	23,392,901	23,555,065	23,067,944
(1)
Included in interest income is $0.6 million and $1.9 million of paid-in-kind interest for the three and nine months ended September 30, 2024 and $0.4 million and $1.1 million for the three and nine months ended September 30, 2023.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income after taxes	$10,123	$12,742	$30,271	$45,297
Other comprehensive income (loss), net of tax	1,497	(1,211)	1,449	(1,611)
Total comprehensive income	11,620	11,531	31,720	43,686
Less comprehensive income attributable to the non-controlling interest	1,512	1,512	4,535	4,536
Total comprehensive income attributable to Medallion Financial Corp.	$10,108	$10,019	$27,185	$39,150

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	29,051,800	$291	$288,046	(5,602,154)	$(45,538)	$103,883	$(3,696)	$342,986	$68,788	$411,774
Net income	—	—	—	—	—	10,024	—	10,024	1,512	11,536
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,495	—	—	—	—	1,496	—	1,496
Issuance of restricted stock, net	296,178	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(116,275)	—	(944)	—	—	—	—	(944)	—	(944)
Forfeiture of restricted stock, net	(1,208)	—	—	—	—	—	—	—	—	—
Exercise of stock options	13,383	—	88	—	—	—	—	88	—	88
Purchase of common stock	—	—	—	(264,160)	(2,126)	—	—	(2,126)	—	(2,126)
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(2,338)	—	(2,338)	—	(2,338)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(150)	(150)	—	(150)
Balance at March 31, 2024	29,243,878	$292	$288,685	(5,866,314)	$(47,664)	$111,569	$(3,846)	$349,036	$68,788	$417,824
Net income	—	—	—	—	—	7,101	—	7,101	1,512	8,613
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,595	—	—	—	—	1,596	—	1,596
Exercise of stock options	2,867	—	18	—	—	—	—	18	—	18
Forfeiture of restricted stock, net	(1,696)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	17,155	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(183,900)	(1,515)	—	—	(1,515)	—	(1,515)
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(2,337)	—	(2,337)	—	(2,337)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	102	102	—	102
Balance at June 30, 2024	29,262,204	$293	$290,298	(6,050,214)	$(49,179)	$116,333	$(3,744)	$354,001	$68,788	$422,789
Net income	—	—	—	—	—	8,611	—	8,611	1,512	10,123
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,509	—	—	—	—	1,509	—	1,509
Exercise of stock options	5,852	—	38	—	—	—	—	38	—	38
Forfeiture of restricted stock, net	(11,221)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(122,344)	(965)	—	—	(965)	—	(965)
Dividends paid on common stock ($0.10 per share)	—	—	—	—	—	(2,303)	—	(2,303)	—	(2,303)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,497	1,497	—	1,497
Balance at September 30, 2024	29,256,835	$293	$291,845	(6,172,558)	$(50,144)	$122,641	$(2,247)	$362,388	$68,788	$431,176

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	15,361	—	15,361	1,512	16,873
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,034	—	—	—	—	1,036	—	1,036
Issuance of restricted stock, net	304,749	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Forfeiture of restricted stock, net	(9,843)	—	—	—	—	—	—	—	—	—
Exercise of stock options	44,583	—	292	—	—	—	—	292	—	292
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,863)	—	(1,863)	—	(1,863)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	506	506	—	506
Balance at March 31, 2023	28,912,147	$289	$284,221	(5,602,154)	$(45,538)	$70,236	$(2,843)	$306,365	$68,788	$375,153
Net income	—	—	—	—	—	14,170	—	14,170	1,512	15,682
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,214	—	—	—	—	1,214	—	1,214
Issuance of restricted stock, net	11,734	—	—	—	—	—	—	—	—	—
Exercise of stock options	283	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(204)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	23,211	—	—	—	—	—	—	—	—	—
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,867)	—	(1,867)	—	(1,867)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(906)	(906)	—	(906)
Balance at June 30, 2023	28,947,171	$289	$285,435	(5,602,154)	$(45,538)	$82,539	$(3,749)	$318,976	$68,788	$387,764
Net income	—	—	—	—	—	11,230	—	11,230	1,512	12,742
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,232	—	—	—	—	1,232	—	1,232
Exercise of stock options	18,840	1	115	—	—	—	—	116	—	116
Forfeiture of restricted stock, net	(126)	—	—	—	—	—	—	—	—	—
Dividends paid on common stock ($0.08 per share)	—	—	—	—	—	(1,869)	—	(1,869)	—	(1,869)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,211)	(1,211)	—	(1,211)
Balance at September 30, 2023	28,965,885	$290	$286,782	(5,602,154)	$(45,538)	$91,900	$(4,960)	$328,474	$68,788	$397,262

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$30,271	$45,297
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	55,929	27,045
Paid-in-kind interest income	(1,910)	(1,086)
Depreciation and amortization	4,365	3,878
Amortization of origination fees, net	6,628	7,279
Increase in deferred and other tax liabilities, net	294	5,116
Net change in value of loan collateral in process of foreclosure	(98)	6,673
Net (gains) loss on investments	(3,136)	3,136
Stock-based compensation expense	4,601	3,482
Increase in accrued interest receivable	(570)	(980)
Increase in other assets	(3,431)	(13,033)
(Decrease) increase in accounts payable and accrued expenses	(5,861)	7,500
Increase (decrease) in accrued interest payable	66	(166)
Net cash provided by operating activities	87,148	94,141
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(771,501)	(805,048)
Proceeds from principal receipts, sales, maturities, and recoveries of loans	446,865	471,917
Purchases of investments	(6,191)	(10,169)
Proceeds from principal receipts, sales, and maturities of investments	9,810	467
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	9,931	14,607
Net cash used for investing activities	(311,086)	(328,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	1,027,961	683,568
Repayments of time deposits and funds borrowed	(749,047)	(417,084)
Cash dividends paid on common stock	(6,951)	(5,459)
Distributions to non-controlling interests	(4,535)	(4,536)
Payment of withholding taxes on net settlement of vested stock	(944)	(768)
Treasury stock repurchased	(4,606)	—
Proceeds from the exercise of stock options	144	408
Net cash provided by financing activities	262,022	256,129
NET INCREASE IN CASH AND CASH EQUIVALENTS	38,084	22,044
Cash and cash equivalents, beginning of period (1)	149,845	105,598
Cash and cash equivalents, end of period (1)	$187,929	$127,642
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$60,631	$42,054
Cash paid during the period for income taxes	14,227	12,822
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$17,703	$15,384
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles, or RVs, boats, collector cars, and other consumer recreational equipment and to finance home improvements such as roofs, swimming pools, and windows. Prior to 2015, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposit which are originated nationally through a variety of brokered deposit relationships.

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at September 30, 2024, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash also includes $1.3 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years that cannot be withdrawn but are salable on an active secondary market without penalty.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $9.9 million and $11.4 million at September 30, 2024 and December 31, 2023, comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. As of September 30, 2024, cumulative impairment of $4.7 million had been recorded with respect to these investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of September 30, 2024 and December 31, 2023, the fair value of these securities were $1.8 million and $1.7 million and are included in other assets on the consolidated balance sheet.

The following table presents the unrealized portion related to the equity securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity securities	$63	$(54)	$37	$(54)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$63	$(54)	$37	$(54)

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized on a level yield basis as an adjustment to the yield of the related investment. The net premium on investment securities totaled $0.1 million at both September 30, 2024 and December 31, 2023, and less than $0.1 million was amortized to interest income for each of the three and nine months ended September 30, 2024 and 2023. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, we do not maintain an allowance for credit losses for accrued interest receivable.

Loans

The Company’s loans are currently reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred costs paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. At September 30, 2024 and December 31, 2023, net loan origination costs were $47.2 million and $40.0 million. Net amortization to income was $2.3 million and $6.6 million for the three and nine months ended September 30, 2024 and was $2.2 million and $6.5 million for the three and nine months ended September 30, 2023.

Interest income is recorded on the accrual basis. Taxi medallion and commercial loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received unless a determination has been made to apply all cash receipts to principal. The consumer loan portfolio is typified by a larger number of smaller dollar loans that have similar characteristics. A loan is nonperforming when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be nonperforming. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Total loans 90 days or more past due were $17.4 million at September 30, 2024, or 0.72% of the total loan portfolio, compared to $16.8 million, or 0.77%, at December 31, 2023.

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

The Company accounts for its sales of loans in accordance with FASB Accounting Standards Codification, or ASC, Topic 860, Transfers and Servicing, or FASB ASC 860, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with FASB ASC 860, the Company had elected the fair value measurement method for its servicing assets and liabilities. The principal portion of loans serviced for others by the Company and its affiliates was $14.0 million at both September 30, 2024 and December 31, 2023. The Company has evaluated the servicing aspect of its business in accordance with FASB ASC 860 and determined that no material servicing asset or liability existed as of September 30, 2024 and December 31, 2023.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 15, 2022 are presented under ASC 326. The transition to the CECL methodology on January 1, 2023 resulted in an increase of $13.7 million to the Company's allowance for credit losses on loans, or ACL, and a net-of-tax cumulative-effect adjustment of $9.9 million to the beginning balance of retained earnings. The CECL methodology transition effects on the allowance for credit losses are presented in the following table:

(Dollars in thousands)	December 31, 2022 Pre-Topic 326 Adoption	Effect of ASC 326 Adoption (Transition Amounts)	January 1, 2023 Post-ASC 326 Adoption
Assets:
Loans:
Recreation	$41,966	$10,037	$52,003
Home improvement	11,340	1,518	12,858
Commercial	1,049	2,157	3,206
Taxi medallion	9,490	—	9,490
Strategic partnership	—	—	—
Allowance for credit losses on loans	$63,845	$13,712	$77,557

Goodwill and Intangible Assets

The Company’s goodwill and intangible assets arose as a result of the excess of fair value over book value for several of the Company’s previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company’s new reporting and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis. Intangible assets are amortized over their useful life of approximately 20 years. As of September 30, 2024 and December 31, 2023, the Company had goodwill of $150.8 million, all of which related to the Bank. As of September 30, 2024 and December 31, 2023, the Company had intangible assets of $19.5 million and $20.6 million. Amortization expense on the intangible assets for the three and nine months ended September 30, 2024 and 2023 was $0.4 million and $1.1 million. Management performed a qualitative assessment of goodwill and intangibles for impairment at December 31, 2023, concluding that there was no impairment of these assets.

The following table details the intangible assets as of the dates presented:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Brand-related intellectual property	$14,850	$15,675
Home improvement contractor relationships	4,658	4,916
Total intangible assets	$19,508	$20,591

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as Interest expense in the Consolidated Statements of Operations, was $1.2 million and $3.0 million for the three and nine months ended September 30, 2024 and was $0.8 million and $2.3 million for the three and nine months ended September 30, 2023. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet for all of these purposes were $8.4 million and $8.5 million as of September 30, 2024 and December 31, 2023.

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

Earnings Per Share (EPS)

Basic earnings per share are computed by dividing net income resulting from operations available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if option contracts to issue common stock were exercised, or if restricted stock vests, and has been computed after considering the weighted average dilutive effect of the Company’s stock options and restricted stock. The Company uses the treasury stock method to calculate diluted EPS, which is a method of recognizing the use of proceeds that could be obtained upon exercise of options and warrants, including unvested compensation expense related to the shares, in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. The table below presents the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Net income attributable to common stockholders	$8,611	$11,230	$25,736	$40,761
Weighted average common shares outstanding applicable to basic EPS	22,490,792	22,596,982	22,576,446	22,469,968
Effect of restricted stock grants	440,704	481,197	485,179	413,682
Effect of dilutive stock options	166,268	183,274	194,800	125,319
Effect of performance stock unit grants	350,165	131,448	298,640	58,975
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,447,929	23,392,901	23,555,065	23,067,944
Basic net income per share	$0.38	$0.50	$1.14	$1.81
Diluted net income per share	0.37	0.48	1.09	1.77

Potentially dilutive common shares excluded from the above calculations aggregated 9,000 shares as of both September 30, 2024 and 2023.

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

During the nine months ended September 30, 2024 and 2023, the Company issued 296,178 and 316,483 restricted shares of stock-based compensation awards, 215,687 and 296,444 performance stock units, and 92,350 and 83,158 restricted stock units. The Company recognized $1.5 million and $4.6 million, or $0.06 and $0.20 per common share, for the three and nine months ended September 30, 2024, and $1.2 million, and $3.5 million or $0.05 and $0.15 per share per common share for the three and nine months ended September 30, 2023, of non-cash stock-based compensation expense related to the grants. As of September 30, 2024, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock, restricted stock units, and performance share units was $6.8 million, which is expected to be recognized over the next 10 quarters.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of September 30, 2024, the Bank’s Tier 1 leverage ratio was 15.7%. The Bank’s actual capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Minimum	Well-Capitalized	September 30, 2024	December 31, 2023
Common equity tier 1 capital			$314,153	$293,774
Tier 1 capital			382,940	362,561
Total capital			413,973	390,153
Average assets			2,444,674	2,232,816
Risk-weighted assets			2,422,854	2,155,641
Leverage ratio (1)	4.0%	5.0%	15.7%	16.2%
Common equity tier 1 capital ratio (2)	7.0	6.5	13.0	13.6
Tier 1 capital ratio (3)	8.5	8.0	15.8	16.8
Total capital ratio (3)	10.5	10.0	17.1	18.1
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of September 30, 2024 and December 31, 2023 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both September 30, 2024 and December 31, 2023.

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of September 30, 2024 and December 31, 2023:

September 30, 2024 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$42,479	$63	$(3,448)	$39,094
State and municipalities	16,373	117	(1,004)	15,486
Agency bonds	2,181	1	(8)	2,174
Total	$61,033	$181	$(4,460)	$56,754

December 31, 2023 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$44,653	$—	$(4,791)	$39,862
State and municipalities	13,733	21	(1,501)	12,253
Agency bonds	2,187	—	(20)	2,167
Total	$60,573	$21	$(6,312)	$54,282

The amortized cost and estimated market value of investment securities at September 30, 2024 by contractual maturity are presented below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2024 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,992	$2,964
Due after one year through five years	2,758	2,660
Due after five years through ten years	11,639	10,813
Due after ten years	43,644	40,317
Total	$61,033	$56,754

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
September 30, 2024 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$—	$—	$(3,448)	$31,359
State and municipalities	(94)	3,106	(910)	10,280
Agency bonds	—	—	(8)	176
Total	$(94)	$3,106	$(4,366)	$41,815

	Less than Twelve Months		Twelve Months and Over
December 31, 2023 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(78)	$5,797	$(4,714)	$33,971
State and municipalities	(204)	4,839	(1,296)	7,371
Agency bonds	—	—	(20)	2,167
Total	$(282)	$10,636	$(6,030)	$43,509

As of September 30, 2024 and December 31, 2023, the Company had 53 and 60 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on our assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of September 30, 2024 and December 31, 2023, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	As a Percent of Gross Loans	Amount	As a Percent of Gross Loans
Recreation	$1,554,629	63%	$1,336,226	60%
Home improvement	814,071	33	760,617	34
Commercial	110,143	4	114,827	5
Taxi medallion	3,243	*	3,663	*
Strategic partnership	3,193	*	553	*
Total gross loans	2,485,279	100%	2,215,886	100%
Allowance for credit losses	(96,518)		(84,235)
Total net loans	$2,388,761		$2,131,651

(*) Less than 1%.

The following tables present the activity of the gross loans for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590
Loan originations	139,105	96,545	—	—	39,918	275,568
Principal receipts, sales, and maturities	(61,563)	(51,409)	(713)	(239)	(38,024)	(151,948)
Charge-offs	(16,242)	(4,258)	—	—	—	(20,500)
Transfer to loan collateral in process of foreclosure, net	(6,609)	—	—	—	—	(6,609)
Amortization of origination fees and costs, net	(3,549)	1,206	13	—	—	(2,330)
Origination fees and costs, net	6,059	(1,197)	(1)	—	—	4,861
Paid-in-kind interest	—	—	647	—	—	647
Gross loans – September 30, 2024	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279

Nine Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	454,433	216,111	7,000	250	79,952	757,746
Principal receipts, sales, and maturities	(177,152)	(148,818)	(13,546)	(670)	(77,312)	(417,498)
Charge-offs	(48,970)	(13,219)	—	—	—	(62,189)
Transfer to loan collateral in process of foreclosure, net	(17,703)	—	—	—	—	(17,703)
Amortization of origination fees and costs, net	(9,715)	3,057	30	—	—	(6,628)
Origination fees and costs, net	17,510	(3,677)	(78)	—	—	13,755
Paid-in-kind interest	—	—	1,910	—	—	1,910
Gross loans – September 30, 2024	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279

Three Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998
Loan originations	92,603	79,333	8,900	100	36,457	217,393
Principal receipts, sales, and maturities	(61,885)	(53,095)	(1,657)	(281)	(35,947)	(152,865)
Charge-offs	(11,684)	(3,890)	—	—	—	(15,574)
Transfer to loan collateral in process of foreclosure, net	(4,730)	—	—	—	—	(4,730)
Amortization of origination fees and costs, net	(3,259)	647	—	—	—	(2,612)
Origination fees and costs, net	4,281	(955)	—	660	—	3,986
Paid-in-kind interest	—	—	442	—	—	442
Gross loans – September 30, 2023	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038

Nine Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	384,291	291,349	16,650	2,023	96,637	790,950
Principal receipts, sales, and maturities	(181,565)	(158,300)	(9,413)	(6,207)	(95,368)	(450,853)
Charge-offs	(33,440)	(8,379)	(900)	(3,814)	—	(46,533)
Transfer to loan collateral in process of foreclosure, net	(13,078)	—	—	(2,306)	—	(15,384)
Amortization of origination fees and costs, net	(9,177)	1,898	—	—	—	(7,279)
Origination fees and costs, net	15,897	(2,459)	—	660	—	14,098
Paid-in-kind interest	—	—	1,086	—	—	1,086
Gross loans – September 30, 2023	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024		2023
Allowance for credit losses – beginning balance	$89,788	$74,971	$84,235	(1)	$63,845
CECL transition amount upon ASU 2016-13 adoption	—	—	—		13,712
Charge-offs
Recreation	(16,242)	(11,684)	(48,970)		(33,440)
Home improvement	(4,258)	(3,890)	(13,219)		(8,379)
Commercial	—	—	—		(900)
Taxi medallion	—	—	—		(3,814)
Total charge-offs	(20,500)	(15,574)	(62,189)		(46,533)
Recoveries
Recreation	3,991	2,651	11,501		8,705
Home improvement	745	882	2,899		2,141
Commercial	—	—	20		10
Taxi medallion	2,343	1,671	4,123		10,208
Total recoveries	7,079	5,204	18,543		21,064
Net charge-offs (2)	(13,421)	(10,370)	(43,646)		(25,469)
Provision for credit losses	20,151	14,532	55,929		27,045
Allowance for credit losses – ending balance (3)	$96,518	$79,133	$96,518		$79,133
(1)
2023 beginning balance represents allowance prior to the adoption of ASU 2016-13.
(2)
As of September 30, 2024, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion loan portfolio were $166.2 million, including $99.2 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.
(3)
As of September 30, 2024 and 2023, there were no allowance for credit losses and net charge-offs related to the strategic partnership loans.

The following tables present the gross charge-offs for the three and nine months ended September 30, 2024, by the year of origination:

Three Months Ended September 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$921	$4,717	$5,167	$2,354	$956	$2,127	$16,242
Home improvement	148	1,275	1,583	787	209	256	4,258
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,069	$5,992	$6,750	$3,141	$1,165	$2,383	$20,500

Nine Months Ended September 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$1,020	$12,579	$17,034	$7,841	$3,231	$7,265	$48,970
Home improvement	188	4,307	4,857	2,457	615	795	13,219
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,208	$16,886	$21,891	$10,298	$3,846	$8,060	$62,189

The following tables present the gross charge-offs for the three and nine months ended September 30, 2023, by the year of origination:

Three Months Ended September 30, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$890	$4,587	$2,250	$1,175	$1,273	$1,509	$11,684
Home improvement	964	1,783	733	158	106	146	3,890
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,854	$6,370	$2,983	$1,333	$1,379	$1,655	$15,574

Nine Months Ended September 30, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$934	$11,763	$7,664	$3,631	$3,745	$5,703	$33,440
Home improvement	1,003	4,235	1,834	459	328	520	8,379
Commercial	—	—	—	—	900	—	900
Taxi medallion	—	—	—	—	—	3,814	3,814
Total	$1,937	$15,998	$9,498	$4,090	$4,973	$10,037	$46,533

The following tables present the allowance for credit losses by type as of September 30, 2024 and December 31, 2023.

September 30, 2024 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$70,383	73%	4.53%	293.45%
Home improvement	19,731	21	2.42	82.26
Commercial	5,114	5	4.64	21.32
Taxi medallion	1,290	1	39.78	5.38
Total	$96,518	100%	3.88%	402.41%
(1)
Percentages may not foot due to rounding.

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%	3.80%	324.31%
(1)
Percentages may not foot due to rounding.

The following table presents total nonaccrual loans and foregone interest. The fluctuation in nonaccrual interest foregone is due to past due loans and market conditions.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Total nonaccrual loans	$23,985	$25,974
Interest foregone quarter to date	419	417
Amount of foregone interest applied to principal in the quarter	70	59
Interest foregone year to date	983	928
Amount of foregone interest applied to principal for the year	199	238
Interest foregone life-to-date	3,483	2,119
Amount of foregone interest applied to principal life-to-date	880	822
Percentage of nonaccrual loans to gross loan portfolio	1.0%	1.2%
Percentage of allowance for credit losses to nonaccrual loans	402.4%	324.3%

The following tables present the performance status of loans as of September 30, 2024 and December 31, 2023.

September 30, 2024 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,546,412	$8,217	$1,554,629	0.53%
Home improvement	812,509	1,562	814,071	0.19
Commercial	99,180	10,963	110,143	9.95
Taxi medallion	—	3,243	3,243	100.00
Strategic partnership	3,193	—	3,193	—
Total	$2,461,294	$23,985	$2,485,279	0.97%

December 31, 2023 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,326,567	$9,659	$1,336,226	0.72%
Home improvement	759,128	1,489	760,617	0.20
Commercial	103,664	11,163	114,827	9.72
Taxi medallion	—	3,663	3,663	100.00
Strategic partnership	553	—	553	—
Total	$2,189,912	$25,974	$2,215,886	1.17%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables present the aging of all loans as of September 30, 2024 and December 31, 2023.

September 30, 2024	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total Past Due	Current	Total (1)	Accruing
Recreation	$41,431	$15,657	$7,475	$64,563	$1,438,636	$1,503,199	$—
Home improvement	4,742	2,000	1,564	8,306	809,838	818,144	—
Commercial	—	—	8,396	8,396	101,950	110,346	—
Taxi medallion	148	200	—	348	2,895	3,243	—
Strategic partnership	—	—	—	—	3,193	3,193	—
Total	$46,321	$17,857	$17,435	$81,613	$2,356,512	$2,438,125	$—
(1)
Excludes $47.2 million of capitalized loan origination costs.

December 31, 2023	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total Past Due	Current	Total (1)	Accruing
Recreation	$40,282	$15,039	$9,095	$64,416	$1,228,175	$1,292,591	$—
Home improvement	3,936	2,562	1,502	8,000	756,069	764,069	—
Commercial	—	2,156	6,240	8,396	107,140	115,536	—
Taxi medallion	201	—	—	201	3,462	3,663	—
Strategic partnership	—	—	—	—	553	553	—
Total	$44,419	$19,757	$16,837	$81,013	$2,095,399	$2,176,412	$—
(1)
Excludes $40.0 million of capitalized loan origination costs.

The Company estimates that the weighted average loan-to-value ratio of the taxi medallion loans was approximately 171% and 183% as of September 30, 2024 and December 31, 2023.

The following tables present the activity of loan collateral in process of foreclosure, which relate only to the recreation and taxi medallion loans, for the three and nine months ended September 30, 2024.

Three Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – June 30, 2024	$1,441	$7,918	$9,359
Transfer from loans, net	6,609	—	6,609
Sales	—	—	—
Cash payments received	(2,059)	(1,007)	(3,066)
Collateral valuation adjustments (1)	(4,064)	(20)	(4,084)
Loan collateral in process of foreclosure – September 30, 2024	$1,927	$6,891	$8,818

Nine Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$9,993	$11,772
Transfer from loans, net	17,703	—	17,703
Sales	—	(39)	(39)
Cash payments received	(6,731)	(3,161)	(9,892)
Collateral valuation adjustments (1)	(10,824)	98	(10,726)
Loan collateral in process of foreclosure – September 30, 2024	$1,927	$6,891	$8,818
(1)
Collateral valuation adjustments for recreational loans are generally the result of the liquidation of collateral through a repossession process. Due to the short-term nature of the liquidation process, collateral valuation adjustments on recreational loans are recorded as charge-offs to the allowance for credit losses on loans as this is an adjustment to the initial estimate on the fair value, less estimated costs to sell that was initially estimated in the preliminary charge off and amount transferred to collateral in the process of foreclosure.

The following tables present the activity of loan collateral in process of foreclosure, which relate only to the recreation and taxi medallion loans, for the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803
Transfer from loans, net	4,730	—	4,730
Sales	(1,080)	(117)	(1,197)
Cash payments received	(163)	(1,939)	(2,102)
Collateral valuation adjustments (1)	(2,281)	(30)	(2,311)
Loan collateral in process of foreclosure – September 30, 2023	$1,935	$13,988	$15,923

Nine Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	13,078	2,306	15,384
Sales	(5,858)	(685)	(6,543)
Cash payments received	(291)	(7,773)	(8,064)
Collateral valuation adjustments (1)	(6,370)	(303)	(6,673)
Loan collateral in process of foreclosure – September 30, 2023	$1,935	$13,988	$15,923
(1)
Collateral valuation adjustments for recreational loans are generally the result of the liquidation of collateral through a repossession process. Due to the short-term nature of the liquidation process, collateral valuation adjustments on recreational loans are recorded as charge-offs to the allowance for credit losses on loans as this is an adjustment to the initial estimate on the fair value, less estimated costs to sell that was initially estimated in the preliminary charge off and amount transferred to collateral in the process of foreclosure.

As of September 30, 2024, taxi medallion loans in the process of foreclosure included 315 taxi medallions in the New York City market, 188 taxi medallions in the Chicago market, 23 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending September 30,
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	September 30, 2024 (1)	December 31, 2023(1)	Interest Rate (2)
Deposits (3)	$957,570	$387,112	$434,280	$141,074	$190,567	$—	$2,110,603	$1,869,439	3.68%
Retail and privately placed notes	—	31,250	53,750	39,000	—	22,500	146,500	139,500	8.12
SBA debentures and borrowings	14,000	14,000	2,000	1,250	1,250	37,750	70,250	75,250	3.53
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	7.38
Federal reserve and other borrowings	35,000	—	—	—	—	—	35,000	—	5.00
Total	$1,006,570	$432,362	$490,030	$181,324	$191,817	$93,250	$2,395,353	$2,117,189	4.01%
(1)
Excludes deferred financing costs of $8.4 million and $8.5 million as of September 30, 2024 and December 31, 2023.
(2)
Weighted average contractual rate as of September 30, 2024.
(3)
Balance excludes $2.3 million and $1.5 million of strategic partner reserve deposits as of September 30, 2024 and December 31, 2023.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of September 30, 2024 and December 31, 2023, the Bank had $10.9 million and $11.8 million in listing service deposit balances from other financial institutions. In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of September 30, 2024 and December 31, 2023, the Bank had $33.4 million and $14.9 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of September 30, 2024.

(Dollars in thousands)	September 30, 2024
Three months or less	$209,515
Over three months through six months	231,435
Over six months through one year	516,620
Over one year	1,153,033
Deposits	2,110,603
Strategic partner collateral deposits	2,250
Total deposits	$2,112,853

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of September 30, 2024, the Bank had $110.1 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 45.1% of book value, for a total of approximately $49.7 million in secured borrowing capacity, of which $35.0 million was utilized as of September 30, 2024.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of September 30, 2024, there were no outstanding amounts with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

In August 2024, the Company completed a private placement to certain institutional investors of $5.0 million aggregate principal amount of 8.625% unsecured senior notes due August 2039, with interest payable semiannually. The Company intends to use the net proceeds from the offering for general corporate purposes.

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

On July 10, 2023, Medallion Capital accepted a commitment from the SBA for $20.0 million in debenture financing. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2027. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with an additional $0.4 million fee to be paid pro-rata as Medallion Capital draws under the commitment. As of September 30, 2024, $9.8 million of the commitment had been drawn, and $10.2 million was drawable.

On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing with a ten-year term. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as Medallion Capital draws under the commitment. As of September 30, 2024, none of the commitment had been drawn, $0.3 million was drawable, with the balance of $18.2 million drawable upon the infusion of $9.1 million of capital from either the capitalization of retained earnings or a capital infusion into Medallion Capital from the Company.

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of September 30, 2024, $33.0 million was outstanding on the trust preferred securities.

(F) OTHER BORROWINGS

In January 2024, Medallion Capital entered into a $7.5 million revolving credit facility with a regional bank. The facility allows Medallion Capital to finance, on a short-term basis, investments for which it anticipates receiving financing from the SBA. The facility bears interest at a rate of 2.75% plus one month SOFR, has an annual facility fee of 0.1%, matures on January 1, 2025, and requires that Medallion Capital have total commitments available from the SBA of at least the total requested advance. As of September 30, 2024, the facility had no outstanding borrowings.

(G) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of September 30, 2024, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through February 28, 2031 subject to various operating leases.

The following table presents the operating lease costs and additional information for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease costs	$607	$597	$1,817	$1,792
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	664	629	2,019	1,855
Right-of-use asset obtained in exchange for lease liability	(58)	(56)	(176)	(167)

The following table presents the breakout of the operating leases as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$7,259	$8,785
Other current liabilities	2,281	2,472
Operating lease liabilities	5,534	7,019
Total operating lease liabilities	7,815	9,491
Weighted average remaining lease term	4.4 years	4.9 years
Weighted average discount rate	5.56%	5.47%

At September 30, 2024, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2024	$634
2025	2,546
2026	2,567
2027	1,342
2028	573
Thereafter	1,139
Total lease payments	8,801
Less imputed interest	986
Total operating lease liabilities	$7,815

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

The following table presents the significant components of the Company's deferred and other tax assets and liabilities as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Goodwill and other intangibles	$42,762	$43,034
Provision for credit losses	(13,931)	(13,032)
Net operating loss carryforwards (1)	(3,805)	(3,802)
Accrued expenses, compensation, and other assets	(6,151)	(6,976)
Unrealized losses on other investments	(2,227)	(1,877)
Total deferred tax liability	16,648	17,347
Valuation allowance	3,950	3,860
Deferred tax liability, net	$20,598	$21,207
(1)
As of September 30, 2024, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $1.2 million as of September 30, 2024.

The following table presents the components of the Company's tax provision for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Current
Federal	$4,899	$5,893	$11,421	$12,349
State	1,533	1,753	3,652	3,717
Deferred
Federal	(1,798)	(689)	(598)	1,761
State	(579)	(230)	(279)	755
Net provision for income taxes	$4,055	$6,727	$14,196	$18,582

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Statutory Federal income tax provision at 21%	$2,977	$4,088	$9,338	$13,414
State and local income taxes, net of federal income tax benefit	583	800	1,827	2,624
Non-deductible expenses	427	624	2,582	1,701
Valuation allowance against deferred tax assets	—	1,138	—	1,138
Other	68	77	449	(295)
Total income tax provision	$4,055	$6,727	$14,196	$18,582

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Based upon these considerations, the Company determined the necessary valuation allowance as of September 30, 2024.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah State tax filings of the Company for the tax years 2020 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance share units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,375,031 remained issuable as of September 30, 2024. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At September 30, 2024, 935,456 options on the Company’s common stock were outstanding under the Company’s plans, of which 848,069 options were vested. Additionally, as of September 30, 2024, there were 876,444 unvested shares of restricted stock, 512,131 unvested performance stock units, 93,486 unvested restricted stock units, and 237,215 vested restricted stock units under the 2018 Plan.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the nine months ended September 30, 2024 and 2023.

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

The following table presents the PSU activity for the first, second, and third quarters of 2024 and the 2023 full year. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2022	—	$—	$—
Granted	296,444	6.08	6.08
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2023	296,444	$6.08	$6.08
Granted	215,687	8.97	8.97
Cancelled	—	—	—
Vested	—	—	—
Outstanding at March 31, 2024	512,131	$6.08 - 8.97	$7.30
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at June 30, 2024	512,131	$6.08 - 8.97	$7.30
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at September 30, 2024	512,131	$6.08 - 8.97	$7.30

The following table presents the activity for the restricted stock programs for the first, second, and third quarters of 2024 and the 2023 full year.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2022	857,288	$4.89 - 7.25	$7.27
Granted	399,793	7.67 - 9.37	8.34
Cancelled	(12,807)	4.89 - 8.40	7.24
Vested (1)	(248,898)	4.89 - 7.68	7.10
Outstanding at December 31, 2023	995,376	$4.89 - 9.37	$7.74
Granted	296,178	8.97	8.97
Cancelled	(1,208)	6.86 - 9.37	8.13
Vested (1)	(400,985)	4.89 - 8.40	7.69
Outstanding at March 31, 2024 (2)	889,361	$4.89 - 9.37	$8.18
Granted	—	—	—
Cancelled	(1,696)	4.89 - 9.37	7.88
Vested	—	—	—
Outstanding at June 30, 2024 (2)	887,665	$4.89 - 9.37	$8.18
Granted	—	—	—
Cancelled	(11,221)	4.89 - 9.37	7.74
Vested	—	—	—
Outstanding at September 30, 2024 (2)	876,444	$4.89 - 9.37	$8.18
(1)
The aggregate fair value of the restricted stock vested was $2.7 million for the nine months ended September 30, 2024 and $2.1 million for the year ended December 31, 2023.
(2)
The aggregate fair value of the restricted stock was $7.1 million as of September 30, 2024. The remaining vesting period was 2.4 years at September 30, 2024.

The following table presents the activity for the stock option programs for the first, second, and third quarters of 2024 and the 2023 full year.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,061,849	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(33,382)	4.89 - 9.38	6.80
Exercised (1)	(68,945)	4.89 - 7.25	6.44
Outstanding at December 31, 2023	959,522	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(85)	4.89	4.89
Exercised (1)	(13,383)	4.89 - 7.25	6.61
Outstanding at March 31, 2024 (2)	946,054	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(146)	4.89	4.89
Exercised (1)	(2,867)	4.89 - 7.25	6.14
Outstanding at June 30, 2024 (2)	943,041	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(1,733)	—	—
Exercised (1)	(5,852)	—
Outstanding at September 30, 2024 (2)	935,456	$2.14 - 9.38	$6.51
Options exercisable at:
December 31, 2023	697,647	$2.14 - 9.38	$6.51
September 30, 2024 (2)	848,069	$2.14 - 9.38	$6.52
(1)
The aggregate intrinsic value of exercised options, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for the three and nine months ended September 30, 2024 and was $0.1 million for the year ended December 31, 2023.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at September 30, 2024 and the related exercise price of the underlying options, was $1.5 million for outstanding options and $1.4 million for vested options. The remaining contractual life was 5.4 years for outstanding options and 5.3 years for vested options at September 30, 2024.

The following table presents the activity for the unvested options outstanding under the plans described above for the 2024 first, second, and third quarters.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	261,875	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	(173,430)	4.89 - 7.25	6.56
Outstanding at March 31, 2024	88,445	$4.89 - 6.79	$6.37
Granted	—	—	—
Cancelled	(146)	4.89	4.89
Vested (1)	—	—	—
Outstanding at June 30, 2024	88,299	$4.89 - 6.79	$6.37
Granted	—	—	—
Cancelled	(912)	4.89	4.89
Vested	—	—	—
Outstanding at September 30, 2024	87,387	$4.89 - 7.25	$6.49
(1)
The intrinsic value of the options vested was $0.4 million for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company granted 92,350 restricted stock units, or RSUs, with a vesting date of June 11, 2025 at a grant price of $8.23 and during the year ended December 31, 2023, granted 83,158 RSUs which vested on June 22, 2024 at a grant price of $9.14. For the RSUs granted in 2024 and 2023, unit holders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of September 30, 2024, there were 330,701 RSUs outstanding, including 237,215 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers for the purpose of financing RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, and collector cars make up 55%, 20%, and 11% of the segment portfolio, with no other product lines equal to or exceeding 10%, as of September 30, 2024. The highest concentrations of recreation loans are in Texas and Florida at 16% and 10% of loans outstanding and with no other states at or above 10% as of September 30, 2024. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 38%, 24%, and 13% of total home improvement loans outstanding, and with no other product lines exceeding 10% as of September 30, 2024. The highest concentrations of home improvement loans are in Texas and Florida both at 11% of loans outstanding and with no other states at or above 10% as of September 30, 2024. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, construction, and wholesale trade making up 55%, 14%, and 11% of the loans outstanding as of September 30, 2024, with no other product lines exceeding 10% as of September 30, 2024. The commercial lending segment invests across the United States with concentrations in California, Wisconsin, and Texas each having 30%, 11%, and 10% of the segment portfolio, and no other states having a concentration at or greater than 10% as of September 30, 2024. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of September 30, 2024.

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

The following tables present segment data as of and for the three and nine months ended September 30, 2024.

Three Months Ended September 30, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$51,443	$19,008	$3,761	$184	$2,013	$76,409
Total interest expense	12,566	7,033	1,063	30	2,980	23,672
Net interest income (loss)	38,877	11,975	2,698	154	(967)	52,737
Provision (benefit) for credit losses	17,494	4,855	252	(2,450)	—	20,151
Net interest income (loss) after loss provision	21,383	7,120	2,446	2,604	(967)	32,586
Other income (loss), net	200	2	(414)	321	478	587
Operating (expenses) income	(11,853)	(5,746)	(1,235)	(1,444)	1,283	(18,995)
Net income before taxes	9,730	1,376	797	1,481	794	14,178
Income tax provision	(2,810)	(290)	(159)	(457)	(339)	(4,055)
Net income after taxes	$6,920	$1,086	$638	$1,024	$455	$10,123
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$8,611
Balance Sheet Data
Total loans	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279
Total assets	1,505,400	798,261	105,232	6,208	464,951	2,880,052
Total funds borrowed	1,253,224	664,541	87,604	5,168	387,066	2,397,603
Selected Financial Ratios
Return on average assets	1.81%	0.55%	2.41%	50.54%	0.41%	1.43%
Return on average stockholders' equity	*	*	*	*	*	9.61
Return on average equity	13.35	3.86	16.38	302.61	2.57	9.46
Interest yield	13.34	9.51	13.57	21.96	NM	11.75
Net interest margin, gross	10.08	5.99	9.74	18.38	NM	8.11
Net interest margin, net of allowance	10.55	6.14	10.19	30.60	NM	8.42
Reserve coverage	4.53	2.42	4.64	39.78	NM	3.88
Delinquency status (1)	0.50	0.19	7.39	—	NM	0.72
Charge-off (recovery) ratio (2)	3.18	1.76	—	(279.58)	NM	2.18

(1) Loans 90 days or more past due.

(2) Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

Nine Months Ended September 30, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$142,860	$54,106	$10,944	$514	$5,759	$214,183
Total interest expense	33,171	18,773	3,217	83	8,417	63,661
Net interest income (loss)	109,689	35,333	7,727	431	(2,658)	150,522
Provision (benefit) for credit losses	50,319	9,032	946	(4,368)	—	55,929
Net interest income (loss) after loss provision	59,370	26,301	6,781	4,799	(2,658)	94,593
Other income, net	756	7	3,774	1,294	1,258	7,089
Operating expenses	(31,376)	(15,317)	(3,657)	(3,560)	(3,305)	(57,215)
Net income (loss) before taxes	28,750	10,991	6,898	2,533	(4,705)	44,467
Income tax (provision) benefit	(9,178)	(3,509)	(2,202)	(809)	1,502	(14,196)
Net income (loss) after taxes	$19,572	$7,482	$4,696	$1,724	$(3,203)	$30,271
Income attributable to the non-controlling interest						4,535
Total net income attributable to Medallion Financial Corp.						$25,736
Balance Sheet Data
Total loans	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279
Total assets	1,505,400	798,261	105,232	6,208	464,951	2,880,052
Total funds borrowed	1,253,224	664,541	87,604	5,168	387,066	2,397,603
Selected Financial Ratios
Return on average assets	1.87%	1.31%	5.92%	26.64%	(0.96)%	1.51%
Return on average stockholders' equity	*	*	*	*	*	9.79
Return on average equity	12.78	8.69	38.63	155.33	(6.24)	9.62
Interest yield	13.32	9.38	13.20	20.59	NM	11.54
Net interest margin, gross	10.23	6.12	9.32	16.65	NM	8.11
Net interest margin, net of allowance	10.65	6.26	9.69	27.99	NM	8.41
Reserve coverage	4.53	2.42	4.64	39.78	NM	3.88
Delinquency status(1)	0.50	0.19	7.39	—	NM	0.72
Charge-off (recovery) ratio(2)	3.48	1.78	(0.02)	(159.26)	NM	2.51

(1) Loans 90 days or more past due.

(2) Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following tables present segment data as of and for the three and nine months ended September 30, 2023.

Three Months September 30, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$44,341	$16,578	$3,248	$342	$1,377	$65,886
Total interest expense (income)	8,770	5,187	921	(69)	2,293	17,102
Net interest income (loss)	35,571	11,391	2,327	411	(916)	48,784
Provision (benefit) for credit losses	11,877	3,860	621	(1,772)	(54)	14,532
Net interest income (loss) after loss provision	23,694	7,531	1,706	2,183	(862)	34,252
Other income, net	128	1	2,322	1,404	451	4,306
Operating expenses	(8,637)	(4,433)	(1,129)	(1,421)	(3,469)	(19,089)
Net income (loss) before taxes	15,185	3,099	2,899	2,166	(3,880)	19,469
Income tax (provision) benefit	(5,169)	(1,051)	(907)	(955)	1,355	(6,727)
Net income (loss) after taxes	$10,016	$2,048	$1,992	$1,211	$(2,525)	$12,742
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$11,230
Balance Sheet Data
Total loans, gross	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038
Total assets	1,307,860	739,452	97,298	17,258	396,759	2,558,627
Total funds borrowed	1,074,592	607,565	79,944	14,180	323,638	2,099,919
Selected Financial Ratios
Return on average assets	3.01%	1.11%	8.12%	26.70%	(2.56)%	2.01%
Return on average stockholders' equity	*	*	*	*	*	13.80
Return on average equity	19.50	7.21	52.31	172.77	(16.56)	12.89
Interest yield	13.12	8.88	13.05	35.22	NM	11.28
Net interest margin, gross	10.53	6.10	9.35	42.32	NM	8.35
Net interest margin, net of allowance	10.99	6.24	9.61	77.54	NM	8.64
Reserve coverage	4.24	2.31	3.10	42.97	NM	3.59
Delinquency status (1)	0.45	0.13	0.07	—	NM	0.32
Charge-off (recovery) ratio (2)	2.67	1.61	—	(172.06)	NM	1.88

(1) Loans 90 days or more past due.

(2) Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

Nine Months Ended September 30, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$123,349	$45,519	$8,763	$1,439	$4,385	$183,455
Total interest expense	22,254	12,660	2,582	44	6,839	44,379
Net interest income (loss)	101,095	32,859	6,181	1,395	(2,454)	139,076
Provision (benefit) for credit losses	29,763	10,680	835	(14,167)	(66)	27,045
Net interest income (loss) after loss provision	71,332	22,179	5,346	15,562	(2,388)	112,031
Other income, net	128	4	2,936	4,327	937	8,332
Operating expenses	(24,884)	(12,815)	(2,696)	(4,191)	(11,898)	(56,484)
Net income (loss) before taxes	46,576	9,368	5,586	15,698	(13,349)	63,879
Income tax (provision) benefit	(13,549)	(2,725)	(1,625)	(4,567)	3,884	(18,582)
Net income (loss) after taxes	$33,027	$6,643	$3,961	$11,131	$(9,465)	$45,297
Income attributable to the non-controlling interest						4,536
Total net income attributable to Medallion Financial Corp.						$40,761
Balance Sheet Data
Total loans, gross	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038
Total assets	1,307,860	739,452	97,298	17,258	396,759	2,558,627
Total funds borrowed	1,074,592	607,565	79,944	14,180	323,638	2,099,919
Selected Financial Ratios
Return on average assets	3.56%	1.30%	5.33%	73.52%	(3.31)%	2.52%
Return on average stockholders' equity	*	*	*	*	*	17.49
Return on average equity	22.56	8.21	33.61	463.36	(20.93)	15.90
Interest yield	13.03	8.76	12.11	29.27	NM	11.10
Net interest margin, gross	10.68	6.32	8.55	28.38	NM	8.42
Net interest margin, net of allowance	11.14	6.46	8.79	72.66	NM	8.71
Reserve coverage	4.24	2.31	3.10	42.97	NM	3.59
Delinquency status(1)	0.45	0.13	0.07	—	NM	0.32
Charge-off (recovery) ratio (2)	2.61	1.20	1.23	(130.08)	NM	1.65

(1) Loans 90 days or more past due.

(2) Negative balances indicate net recoveries for the period.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers, including Mr. Alvin Murstein and Mr. Andrew Murstein, for either a one-, two-, three-, or five-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year term (as applicable); however, in addition to Mr. Andrew Murstein's employment agreement, as further described below, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

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

As of September 30, 2024, employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $8.8 million.

(B) OTHER COMMITMENTS

As of September 30, 2024, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) SEC LITIGATION

On December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the anti-fraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation relates to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (BDC) under the Investment Company Act of 1940. Since April 2018, the Company does not report as a BDC, and has not worked with such third parties since 2016. The Company does not expect to change previously reported financial results. The Company filed a motion to dismiss the complaint on March 22, 2022, the SEC filed an amended complaint on April 26, 2022 and the Company filed a motion to dismiss the amended complaint on August 5, 2022. On September 18, 2024, the Court largely denied the Company’s motion to dismiss, other than one claim that was dismissed. The deadline for the Company to file its answer to the amended complaint is November 15, 2024.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $260,988 per year, an increase from $250,950 per year in 2023. Mr. Rudnick received an annual cash bonus of $95,000 and $85,000 as well as an equity bonus in the amount of $52,000 and $50,000, during the nine months ended September 30, 2024 and 2023.

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

(d) Loans receivable – A discounted cash flow method under the income approach is utilized to estimate the market value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of scheduled principal and interest payments, principal prepayments, and current market rates. The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations. Prior to the second quarter of 2024, fair value was reported as approximating book value.

(e) Floating rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(f) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At September 30, 2024 and December 31, 2023, the estimated fair value of these off-balance-sheet instruments was not material.

(g) Fixed rate borrowings – The fair value for certificates of deposit is estimated by using discounted cash flow analyses, based on market spreads to benchmark rates, and are considered Level 2 valuations. Prior to the second quarter of 2024, fair value was reported as approximating book value.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$187,929	$187,929	$149,845	$149,845
Equity investments	9,897	9,897	11,430	11,430
Investment securities	56,754	56,754	54,282	54,282
Loans receivable	2,388,761	2,395,235	2,131,651	2,131,651
Accrued interest receivable (2)	14,108	14,108	13,538	13,538
Equity securities (3)	1,785	1,785	1,748	1,748
Financial liabilities
Funds borrowed	2,397,603	2,428,246	2,118,689	2,118,689
Accrued interest payable (2)	6,888	6,888	6,822	6,822
(1)
Categorized as level 1 within the fair value hierarchy, excluding $1.3 million in interest bearing deposits categorized as level 2 as of both September 30, 2024 and December 31, 2023. See Note 13.
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

September 30, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Investment securities (1)	—	56,754	—	56,754
Equity securities	1,785	—	—	1,785
Total	$1,785	$58,004	$—	$59,789
(1)
Total unrealized gain of $1.5 million and unrealized loss of less than $1.4 million, net of tax, related to these assets was included in other comprehensive income for the three and nine months ended September 30, 2024.

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest-bearing deposits	$—	$1,250	$—	$1,250
Investment securities (1)	—	54,282	—	54,282
Equity securities	1,748	—	—	1,748
Total	$1,748	$55,532	$—	$57,280
(1)
Total unrealized losses of $0.3 million, net of tax, related to these assets was included in other comprehensive loss for the year ended December 31, 2023.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023.

September 30, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$9,897	$9,897
Nonaccrual loans	—	—	23,985	23,985
Loan collateral in process of foreclosure	—	—	8,818	8,818
Total	$—	$—	$42,700	$42,700

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$11,430	$11,430
Nonaccrual loans	—	—	25,974	25,974
Loan collateral in process of foreclosure	—	—	11,772	11,772
Total	$—	$—	$49,176	$49,176

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of September 30, 2024 and December 31, 2023.

(Dollars in thousands except per share amounts)	Fair Value at September 30, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$9,624	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Nonaccrual loans	23,985	Market approach	Historical and actual loss experience	0.00% - 58.96%
			Transfer prices (2)	$0.0 - 79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	8,818	Market approach	Transfer prices (2)	$0.0 - 79.5
			Collateral value (3)	$2.3 - $49.1
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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to September 30, 2024 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and nine months ended September 30, 2024 and the year ended December 31, 2023. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of September 30, 2024, our consumer loans represented 95% of our gross loan portfolio, and commercial loans represented 4%. Total assets were $2.9 billion and $2.6 billion as of September 30, 2024 and December 31, 2023.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to consumers, debentures issued to and guaranteed by the SBA, privately placed notes, trust preferred securities, and Federal Reserve discount window and other borrowing arrangements. Net interest income fluctuates with changes in the yield on our loan portfolios and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, gas prices, labor shortages, unemployment, as well as other factors which contribute to competition and changes in the demand for our loan products. We have taken, and are taking further, steps in light of a potential economic downturn and the current inflationary environment to moderate the pace of our growth.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At September 30, 2024, we identified our policies for the allowance for credit losses, goodwill and intangible assets, and deferred taxes, to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2023, and there have been no material changes in such policies and estimates since the date of such report.

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

We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after December 15, 2022 are presented under ASC 326. The transition to the CECL methodology on January 1, 2023 resulted in an increase of $13.7 million to our allowance for credit losses on loans, or ACL, and a net-of-tax cumulative-effect adjustment of $9.9 million to the beginning balance of retained earnings. The CECL methodology transition effects on the allowance for credit losses are presented in the following table:

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

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$34,880	$424	4.84%	$18,953	$216	4.52%
Federal funds sold	55,577	877	6.28	58,504	564	3.82
Investment securities	55,711	570	4.07	54,313	471	3.45
Loans
Recreation	1,534,544	51,444	13.34	1,340,637	44,341	13.12
Home improvement	795,459	19,007	9.51	740,923	16,578	8.88
Commercial	110,224	3,816	13.77	98,721	3,248	13.05
Taxi medallion	3,334	173	20.64	3,853	342	35.32
Strategic partnerships	2,325	98	16.77	1,674	126	29.86
Total loans	2,445,886	74,538	12.12	2,185,808	64,635	11.73
Total interest-earning assets, before allowance	2,592,054		11.75	2,317,578		11.28
Allowance for credit losses	(94,293)			(77,460)
Total interest-earning assets, net of allowance	$2,497,761	$76,409	12.17%	$2,240,118	$65,886	11.66%
Non-interest-earning assets
Cash	62,956			26,672
Equity investments	10,374			11,187
Loan collateral in process of foreclosure	8,996			16,358
Goodwill and intangible assets	170,493			171,938
Other assets	57,599			52,983
Total non-interest-earning assets	310,418			279,138
Total assets	$2,808,179			$2,519,256
Interest-bearing liabilities
Deposits	$2,079,068	$19,193	3.67%	$1,842,602	$13,432	2.89%
Retail and privately placed notes	144,000	3,123	8.63	122,500	2,514	8.14
SBA debentures and borrowings	71,500	710	3.95	67,579	509	2.99
Trust preferred securities	33,000	646	7.79	33,000	647	7.78
Total interest-bearing liabilities	2,327,568	23,672	4.05	2,065,681	17,102	3.28
Non-interest-bearing liabilities
Deferred tax liability	20,903			24,817
Other liabilities (1)	33,981			36,647
Total non-interest-bearing liabilities	54,884			61,464
Total liabilities	2,382,452			2,127,145
Non-controlling interest	69,166			69,166
Total stockholders’ equity	356,561			322,945
Total liabilities and stockholders’ equity	$2,808,179			$2,519,256
Net interest income		$52,737			$48,784
Net interest margin, gross			8.11			8.35
Net interest margin, net of allowance			8.42%			8.64%
(1)
Includes deferred financing costs of $8.4 million and $8.2 million as of September 30, 2024 and 2023.

The following table presents our consolidated average balance sheet, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflects the average yield on assets and average costs on liabilities for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$31,428	$1,044	4.44%	$20,884	$542	3.47%
Federal funds sold	67,149	2,954	5.88	68,912	2,193	4.25
Investment securities	54,800	1,565	3.81	51,690	1,253	3.24
Loans
Recreation	1,432,792	142,860	13.32	1,265,781	123,349	13.03
Home improvement	770,680	54,106	9.38	695,067	45,519	8.76
Commercial	110,717	10,946	13.21	96,709	8,851	12.24
Taxi medallion	3,458	493	19.04	6,572	1,439	29.27
Strategic partnerships	1,489	215	19.29	1,521	309	27.16
Total loans	2,319,136	208,620	12.02	2,065,650	179,467	11.62
Total interest-earning assets, before allowance	2,472,513		11.54	2,207,136		11.10
Allowance for credit losses	(80,212)			(74,260)
Total interest-earning assets, net of allowance	$2,392,301	$214,183	11.96%	$2,132,876	$183,455	11.49%
Non-interest-earning assets
Cash	41,452			16,163
Equity investments	11,628			10,965
Loan collateral in process of foreclosure	9,934			18,688
Goodwill and intangible assets	170,854			172,299
Other assets	55,785			52,278
Total non-interest-earning assets	289,653			270,393
Total assets	$2,681,954			$2,403,269
Interest-bearing liabilities
Deposits	$1,960,140	$50,470	3.44%	$1,738,155	$33,363	2.57%
Retail and privately placed notes	140,400	9,085	8.64	121,600	7,517	8.26
SBA debentures and borrowings	72,750	2,165	3.98	67,000	1,667	3.33
Trust preferred securities	33,000	1,941	7.86	33,000	1,832	7.42
Total interest-bearing liabilities	2,206,290	63,661	3.86	1,959,755	44,379	3.02
Non-interest-bearing liabilities
Deferred tax liability	21,537			24,714
Other liabilities (1)	33,840			37,986
Total non-interest-bearing liabilities	55,377			62,700
Total liabilities	2,261,667			2,022,455
Non-controlling interest	69,241			69,241
Total stockholders’ equity	351,046			311,573
Total liabilities and stockholders’ equity	$2,681,954			$2,403,269
Net interest income		$150,522			$139,076
Net interest margin, gross			8.11			8.42
Net interest margin, net of allowance			8.41%			8.71%

(1)
Includes deferred financing costs of $8.4 million and $8.2 million as of September 30, 2024 and 2023.

For the three months ended September 30, 2024, our loans receivable yielded 12.12%, as compared to 11.73% for the three months ended September 30, 2023. The 39 basis point increase reflects a higher yield on our consumer and commercial loan portfolios, as we have increased the rates charged on new originations over the past year as prevailing market interest rates remained high. Similarly, for the nine months ended September 30, 2024, our loans receivable yielded 12.02%, as compared to 11.62% for the nine months ended September 30, 2023. We have used the higher interest rate environment as an opportunity to both increase the rates on newly issued recreation and home improvement loans, which is expected to continue to increase the yield on these portfolios over time. Additionally, we have used the higher interest rate environment as an opportunity to increase the credit quality of our new issuances all while receiving a yield higher than what would typically be attainable in a lower interest rate environment. This is particularly the case in our recreation segment, with the average FICO scores, measured at origination, of our recreation loans outstanding being 685 as of September 30, 2024 compared to 682 as of September 30, 2023. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the three and nine months ended September 30, 2024 of 4.05% and 3.86% increased 77 and 84 basis points from the three and nine months ended September 30, 2023, attributable to the current higher interest rate environment, particularly the higher cost associated with our deposits. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the three months ended September 30, 2024, we issued deposits for three-month certificates at rates as high as 4.95%, 4.65% for 36 month certificates, and 4.25% for 60 month certificates, with the most recent 36 month and 60 month issuances being at rates of 3.80%. As described above, we have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

The yield we earn on our loans is a function of the rates we are able to charge on those loans which are governed, to an extent, by the overall interest rate environment. The Federal Reserve’s decision to decrease interest rates in September 2024 by 50 basis points, as well as the market’s sentiment on the timing of that and future decisions, may have a direct impact on the rates we are able to charge on new loan originations. Likewise, the cost of new borrowings, particularly deposits, is also tied to the market’s sentiment of the timing of future interest rate decisions. To the extent that further interest rate decreases are anticipated, we could expect a decrease in both the rate charged on new loan originations as well as a decrease in the cost of newly issued borrowings.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average yield/cost, calculated for the periods indicated.

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$187	$335	$522	$(95)	$471	$376
Investment securities	12	86	98	45	96	141
Loans
Recreation	6,377	725	7,102	6,650	1,152	7,802
Home improvement	1,255	1,174	2,429	4,247	642	4,889
Commercial	389	180	569	179	493	672
Taxi medallion	(27)	(143)	(170)	(898)	1,149	251
Strategic partnerships	28	(55)	(27)	62	(1)	61
Total loans	$8,022	$1,881	$9,903	$10,240	$3,435	$13,675
Total interest-earning assets	$8,221	$2,302	$10,523	$10,190	$4,002	$14,192
Interest-bearing liabilities
Deposits	2,136	3,624	5,760	2,358	4,834	7,192
Retail and privately placed notes	459	150	609	31	(18)	13
SBA debentures and borrowings	37	164	201	(9)	(44)	(53)
Trust preferred securities	—	—	—	—	296	296
Total interest-bearing liabilities	$2,632	$3,938	$6,570	$2,380	$5,068	$7,448
Net	$5,589	$(1,636)	$3,953	$7,810	$(1,066)	$6,744

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$356	$907	$1,263	$450	$1,767	$2,217
Investment securities	89	223	312	120	303	423
Loans
Recreation	16,698	2,813	19,511	20,421	1,739	22,160
Home improvement	5,323	3,265	8,588	12,652	890	13,542
Commercial	1,389	706	2,095	956	873	1,829
Taxi medallion	(445)	(501)	(946)	(1,604)	2,579	975
Strategic partnerships	(5)	(90)	(95)	212	(11)	201
Total loans	$22,960	$6,193	$29,153	$32,637	$6,070	$38,707
Total interest-earning assets	$23,405	$7,323	$30,728	$33,207	$8,140	$41,347
Interest-bearing liabilities
Deposits	$5,731	$11,376	$17,107	$6,615	$11,442	$18,057
Retail and privately placed notes	1,220	349	1,569	37	(26)	11
SBA debentures and borrowings	172	326	498	(59)	80	21
Trust preferred securities	—	108	108	—	1,032	1,032
Total interest-bearing liabilities	$7,123	$12,159	$19,282	$6,593	$12,528	$19,121
Net	$16,282	$(4,836)	$11,446	$26,614	$(4,388)	$22,226

During the three and nine months ended September 30, 2024, the increase in interest income was mainly driven by the increase in the size of the consumer loan portfolios, as well as an increase in overall yield on interest-earning assets as we issue new loans at interest rates greater than the weighted average rates of our current portfolio. For the same periods, the increase in interest expense was driven by an increase in borrowing costs, primarily due to the increases in deposits and growth of our total borrowings which fund our growing loan portfolio, and in interest rates.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, trust preferred securities, and has historically included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, which are, on average, our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for more flexible interest rate management strategies. As further described below, in September 2023, we issued and sold $39.0 million aggregate principal amount of 9.25% senior notes due in September 2028, in June 2024, we amended our senior notes previously issued in December 2023, increasing the aggregate principal amount from $12.5 million to $17.5 million, reducing the interest rate to 8.875% from 9.0%, and extending the maturity date from December 2033 to June 2039, and in August 2024, we issued and sold $5.0 million aggregate principal amount of 8.625% senior notes due in August 2039. The net proceeds were used, in large part, to repurchase and settle, in full, $36.0 million aggregate principal amount of our 8.25% senior notes issued in 2019 and which matured in March 2024, as well as for general corporate purposes.

Our cost of funds is primarily driven by the rates paid on our various borrowings and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt. Our debentures issued to the SBA typically have terms of ten years.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table presents the average borrowings and related borrowing costs for the three and nine months ended September 30, 2024 and 2023. We expect our borrowing costs to further increase as we take deposits and borrow other funds at the currently higher prevailing rates.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects its recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2023, we obtained a $20.0 million commitment from the SBA, $9.8 million of which has been utilized as of September 30, 2024, with $10.2 million currently drawable. In February 2024, we obtained an $18.5 million commitment from the SBA, with $0.3 million currently drawable, and the balance of $18.2 million drawable upon the infusion of $9.1 million of capital.

At September 30, 2024 and 2023, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to or received from loan originators, and which are amortized to interest income over the life of the loan. During the three and nine months ended September 30, 2024, there was continued growth in the recreation segment, growing 12% from December 31, 2023, while home improvement loans increased 2% from December 31, 2023.

Three Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590
Loan originations	139,105	96,545	—	—	39,918	275,568
Principal receipts, sales, and maturities	(61,563)	(51,409)	(713)	(239)	(38,024)	(151,948)
Charge-offs	(16,242)	(4,258)	—	—	—	(20,500)
Transfer to loan collateral in process of foreclosure, net	(6,609)	—	—	—	—	(6,609)
Amortization of origination fees and costs, net	(3,549)	1,206	13	—	—	(2,330)
Origination fees and costs, net	6,059	(1,197)	(1)	—	—	4,861
Paid-in-kind interest	—	—	647	—	—	647
Gross loans – September 30, 2024	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279

Nine Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	454,433	216,111	7,000	250	79,952	757,746
Principal receipts, sales, and maturities	(177,152)	(148,818)	(13,546)	(670)	(77,312)	(417,498)
Charge-offs	(48,970)	(13,219)	—	—	—	(62,189)
Transfer to loan collateral in process of foreclosure, net	(17,703)	—	—	—	—	(17,703)
Amortization of origination fees and costs, net	(9,715)	3,057	30	—	—	(6,628)
Origination fees and costs, net	17,510	(3,677)	(78)	—	—	13,755
Paid-in-kind interest	—	—	1,910	—	—	1,910
Gross loans – September 30, 2024	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279

Three Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2023	$1,331,114	$728,468	$92,637	$3,448	$1,331	$2,156,998
Loan originations	92,603	79,333	8,900	100	36,457	217,393
Principal receipts, sales, and maturities	(61,885)	(53,095)	(1,657)	(281)	(35,947)	(152,865)
Charge-offs	(11,684)	(3,890)	—	—	—	(15,574)
Transfer to loan collateral in process of foreclosure, net	(4,730)	—	—	—	—	(4,730)
Amortization of origination fees and costs, net	(3,259)	647	—	—	—	(2,612)
Origination fees and costs, net	4,281	(955)	—	660	—	3,986
Paid-in-kind interest	—	—	442	—	—	442
Gross loans – September 30, 2023	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038

Nine Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	384,291	291,349	16,650	2,023	96,637	790,950
Principal receipts, sales, and maturities	(181,565)	(158,300)	(9,413)	(6,207)	(95,368)	(450,853)
Charge-offs	(33,440)	(8,379)	(900)	(3,814)	—	(46,533)
Transfer to loan collateral in process of foreclosure, net	(13,078)	—	—	(2,306)	—	(15,384)
Amortization of origination fees and costs, net	(9,177)	1,898	—	—	—	(7,279)
Origination fees and costs, net	15,897	(2,459)	—	660	—	14,098
Paid-in-kind interest	—	—	1,086	—	—	1,086
Gross loans – September 30, 2023	$1,346,440	$750,508	$100,322	$3,927	$1,841	$2,203,038

The following table presents the approximate maturities and sensitivity to changes in interest rates for our loans as of September 30, 2024.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$37,985	$247,896	$1,952,930	$198,517	$2,437,328
Recreation	2,273	124,587	1,330,894	44,648	1,502,402
Home improvement	20,695	29,894	613,686	153,869	818,144
Commercial	9,345	92,651	8,350	—	110,346
Taxi medallion	2,479	764	—	—	3,243
Strategic partnerships	3,193		—	—	3,193
Adjustable-rate	$447	$350	$—	$—	$797
Recreation	447	350	—	—	797
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans	$38,432	$248,246	$1,952,930	$198,517	$2,438,125

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s quarterly evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of September 30, 2024 and December 31, 2023, the allowance totaled $96.5 million and $84.2 million, which represented 3.88% and 3.80% of total loans, respectively. The provision for credit losses was $20.2 million and $55.9 million for the three and nine months ended September 30, 2024 compared to $14.5 million and $27.0 million for the three and nine months ended September 30, 2023 as a result of lower taxi medallion recoveries, higher charge off activity, and increased provisions necessary with the growth in our recreation loans and, to a lesser extent, in our home improvement loans, as well as the credit loss allowance required due to the impact fluctuating delinquencies have on our credit loss model.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024		2023
Allowance for loan losses – beginning balance	$89,788	$74,971	$84,235	(1)	$63,845
CECL transition amount upon ASU 2016-13 adoption	—	—	—		13,712
Charge-offs
Recreation	(16,242)	(11,684)	(48,970)		(33,440)
Home improvement	(4,258)	(3,890)	(13,219)		(8,379)
Commercial	—	—	—		(900)
Taxi medallion	—	—	—		(3,814)
Total charge-offs	(20,500)	(15,574)	(62,189)		(46,533)
Recoveries
Recreation	3,991	2,651	11,501		8,705
Home improvement	745	882	2,899		2,141
Commercial	—	—	20		10
Taxi medallion	2,343	1,671	4,123		10,208
Total recoveries	7,079	5,204	18,543		21,064
Net charge-offs (2)	(13,421)	(10,370)	(43,646)		(25,469)
Provision for credit losses	20,151	14,532	55,929		27,045
Allowance for credit losses – ending balance (3)	$96,518	$79,133	$96,518		$79,133
(1)
2023 beginning balance represents allowance prior to the adoption of ASU 2016-13.
(2)
As of September 30, 2024, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $166.2 million, including $99.2 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.
(3)
As of September 30, 2024, there was no allowance for credit loss and net charge-offs related to the strategic partnership loans.

The following tables present the gross charge-offs for the three and nine months ended September 30, 2024, by the year of origination:

Three Months Ended September 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$921	$4,717	$5,167	$2,354	$956	$2,127	$16,242
Home improvement	148	1,275	1,583	787	209	256	4,258
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,069	$5,992	$6,750	$3,141	$1,165	$2,383	$20,500

Nine Months Ended September 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$1,020	$12,579	$17,034	$7,841	$3,231	$7,265	$48,970
Home improvement	188	4,307	4,857	2,457	615	795	13,219
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,208	$16,886	$21,891	$10,298	$3,846	$8,060	$62,189

The following tables present the gross charge-offs for the three and nine months ended September 30, 2023, by the year of origination:

Three Months Ended September 30, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$890	$4,587	$2,250	$1,175	$1,273	$1,509	$11,684
Home improvement	964	1,783	733	158	106	146	3,890
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,854	$6,370	$2,983	$1,333	$1,379	$1,655	$15,574

Nine Months Ended September 30, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$934	$11,763	$7,664	$3,631	$3,745	$5,703	$33,440
Home improvement	1,003	4,235	1,834	459	328	520	8,379
Commercial	—	—	—	—	900	—	900
Taxi medallion	—	—	—	—	—	3,814	3,814
Total	$1,937	$15,998	$9,498	$4,090	$4,973	$10,037	$46,533

The following tables present the allowance for credit losses by type as of September 30, 2024 and December 31, 2023.

September 30, 2024 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$70,383	73%	4.53%	293.45%
Home improvement	19,731	21	2.42	82.26
Commercial	5,114	5	4.64	21.32
Taxi medallion	1,290	1	39.78	5.38
Total	$96,518	100%	3.88%	402.41%
(1)
Percentages may not foot due to rounding.

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%	3.80%	324.31%
(1)
Percentages may not foot due to rounding.

As of September 30, 2024, the total allowance for credit losses as a percent of loans decreased 8 basis points from December 31, 2023.

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$7,475	0.3%	$9,095	0.4%
Home improvement	1,564	0.1	1,502	0.1%
Commercial	8,396	0.3	6,240	0.3%
Total loans 90 days or more past due	$17,435	0.7%	$16,837	0.8%
(1)
Percentages are calculated against the total loan portfolio.

The following tables present the activity of loan collateral in process of foreclosure for the three and nine months ended September 30, 2024.

Three Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – June 30, 2024	$1,441	$7,918	$9,359
Transfer from loans, net	6,609	—	6,609
Sales	—	—	—
Cash payments received	(2,059)	(1,007)	(3,066)
Collateral valuation adjustments (1)	(4,064)	(20)	(4,084)
Loan collateral in process of foreclosure – September 30, 2024	$1,927	$6,891	$8,818

Nine Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$9,993	$11,772
Transfer from loans, net	17,703	—	17,703
Sales	—	(39)	(39)
Cash payments received	(6,731)	(3,161)	(9,892)
Collateral valuation adjustments (1)	(10,824)	98	(10,726)
Loan collateral in process of foreclosure – September 30, 2024	$1,927	$6,891	$8,818
(1)
Collateral valuation adjustments for recreational loans are generally the result of the liquidation of collateral through a repossession process. Due to the short-term nature of the liquidation process, collateral valuation adjustments on recreational loans are recorded as charge-offs to the allowance for credit losses on loans as this is an adjustment to the initial estimate on the fair value, less estimated costs to sell that was initially estimated in the preliminary charge off and amount transferred to collateral in the process of foreclosure.

The following tables present the activity of loan collateral in process of foreclosure for the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – June 30, 2023	$729	$16,074	$16,803
Transfer from loans, net	4,730	—	4,730
Sales	(1,080)	(117)	(1,197)
Cash payments received	(163)	(1,939)	(2,102)
Collateral valuation adjustments (1)	(2,281)	(30)	(2,311)
Loan collateral in process of foreclosure – September 30, 2023	$1,935	$13,988	$15,923

Nine Months Ended September 30, 2023 (Dollars in thousands)	Recreation	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$20,443	$21,819
Transfer from loans, net	13,078	2,306	15,384
Sales	(5,858)	(685)	(6,543)
Cash payments received	(291)	(7,773)	(8,064)
Collateral valuation adjustments (1)	(6,370)	(303)	(6,673)
Loan collateral in process of foreclosure – September 30, 2023	$1,935	$13,988	$15,923
(1)
Collateral valuation adjustments for recreational loans are generally the result of the liquidation of collateral through a repossession process. Due to the short-term nature of the liquidation process, collateral valuation adjustments on recreational loans are recorded as charge-offs to the allowance for credit losses on loans as this is an adjustment to the initial estimate on the fair value, less estimated costs to sell that was initially estimated in the preliminary charge off and amount transferred to collateral in the process of foreclosure.

As of September 30, 2024, taxi medallion loans in the process of foreclosure included 315 taxi medallions in the New York City market, 188 taxi medallions in the Chicago market, 23 taxi medallions in the Newark market, and 31 taxi medallions in other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also present results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a growth business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 67% of our interest income for both the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023.

We maintain relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance services to small dealers that do not have the desire or ability to provide such services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 39% of recreation lending’s new loan originations for the nine months ended September 30, 2024 and 41% for the nine months ended September 30, 2023. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $21,000 as of September 30, 2024. The loans are fixed rate with an average term at origination for loans originated in the current year of approximately 14 years. The weighted average maturity of our loans outstanding as of September 30, 2024 is approximately 11 years.

The loans are secured primarily by RVs, boats, collector cars, and trailers, with RV loans making up 55% of the portfolio, boat loans making up 20%, and collector cars making up 11% of the portfolio as of September 30, 2024, compared to 58%, 20%, and 9% as of September 30, 2023. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida at 16% and 10% of loans outstanding, compared to 15% and 10% as of September 30, 2023, and with no other states at or above 10%. As of September 30, 2024 and 2023, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 685 and 682. The weighted average FICO scores at the time of origination for the loans funded in the nine months ended September 30, 2024 and 2023 were 686 and 682.

During the nine months ended September 30, 2024, the recreation loan portfolio grew 16% to $1.6 billion, with the average interest rate increasing 19 basis points to 14.92% from a year ago. Additionally, reserve rates increased 29 basis points to 4.53% from September 30, 2023, reflecting higher delinquency and potential loss.

During the nine months ended September 30, 2024, we originated $454.4 million in recreation loans, compared to $384.3 million in the prior year period. Originations increased despite restrictive underwriting standards and management's efforts to mitigate concentration risks. The following table presents quarterly originations for 2024, 2023, and 2022.

(Dollars in thousands)	2024	2023	2022
First Quarter	$105,765	$101,681	$114,406
Second Quarter	209,563	190,007	170,207
Third Quarter	139,105	92,603	149,151
Fourth Quarter	—	62,748	79,298
Year Ended	$454,433	$447,039	$513,062

As of September 30, 2024, 35.1% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the nine months ended September 30, 2024 and years ended December 31, 2023 and 2022.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
September 30, 2024	$454,433	$157,384	34.6%
December 31, 2023	447,039	152,045	34.0
December 31, 2022	513,062	180,697	35.2

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$51,443	$44,341	$142,860	$123,349
Total interest expense	12,566	8,770	33,171	22,254
Net interest income	38,877	35,571	109,689	101,095
Provision for credit losses	17,494	11,877	50,319	29,763
Net interest income after loss provision	21,383	23,694	59,370	71,332
Other income, net	200	128	756	128
Other expenses	(11,853)	(8,637)	(31,376)	(24,884)
Net income before taxes	9,730	15,185	28,750	46,576
Income tax provision	(2,810)	(5,169)	(9,178)	(13,549)
Net income after taxes	$6,920	$10,016	$19,572	$33,027
Balance Sheet Data
Total loans, gross			$1,554,629	$1,346,440
Total credit allowance			70,383	57,032
Total loans, net			1,484,246	1,289,408
Total assets			1,505,400	1,307,860
Total borrowings			1,253,224	1,074,592
Selected Financial Ratios
Return on average assets	1.81%	3.01%	1.87%	3.56%
Return on average equity	13.35	19.50	12.78	22.56
Interest yield	13.34	13.12	13.32	13.03
Net interest margin, gross	10.08	10.53	10.23	10.68
Net interest margin, net of allowance	10.55	10.99	10.65	11.14
Reserve coverage	4.53	4.24	4.53	4.24
Delinquency status (1)	0.50	0.45	0.50	0.45
Charge-off ratio	3.18	2.67	3.48	2.61
(1)
Loans 90 days or more past due.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in roofs, swimming pools, and windows at 38%, 24%, and 13% of total loans outstanding as of September 30, 2024, as compared to 40%, 19%, and 13% as of September 30, 2023, with no other collateral types over 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, each representing 11% of loans outstanding as of September 30, 2024 and with each state representing 10% as of September 30, 2023, with no other states at or above 10%. As of September 30, 2024 and 2023, the weighted average FICO scores of our home improvement loans outstanding, measured at origination, were 766 and 763. The weighted average FICO scores at the time of origination for the loans funded in the nine months ended September 30, 2024 and 2023 were 781 and 755.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide financing services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 900 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 35% of home improvement lending’s new loan originations during the nine months ended September 30, 2024. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $21,000 as of September 30, 2024. The loans are fixed rate with an average term at origination, for loans originated in the current year of approximately 15 years. The weighted average maturity of our loans outstanding as of September 30, 2024 is approximately 12 years.

During the nine months ended September 30, 2024, the home improvement portfolio increased 7% to $814.1 million, with reserve coverage rates increasing 12 basis points to 2.42% from a year ago reflecting higher delinquency and potential losses. The average interest rate increased 38 basis points to 9.76% at September 30, 2024 from a year ago.

During the nine months ended September 30, 2024, we originated $216.1 million in home improvement loans, compared to $291.3 million in the prior year period. The decrease was driven in part by ongoing restrictive underwriting standards in 2024 and management's efforts to mitigate concentration risks. The following table presents quarterly originations for 2024, 2023, and 2022.

(Dollars in thousands)	2024	2023	2022
First Quarter	$51,576	$94,981	$89,820
Second Quarter	67,990	117,035	105,172
Third Quarter	96,545	79,333	100,451
Fourth Quarter	—	66,045	97,100
Year Ended	$216,111	$357,394	$392,543

As of September 30, 2024, 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the nine months ended September 30, 2024 and years ended December 31, 2023 and 2022.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
September 30, 2024	$216,111	$434	0.2%
December 31, 2023	357,394	3,094	0.9
December 31, 2022	392,543	5,068	1.3

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$19,008	$16,578	$54,106	$45,519
Total interest expense	7,033	5,187	18,773	12,660
Net interest income	11,975	11,391	35,333	32,859
Provision for credit losses	4,855	3,860	9,032	10,680
Net interest income after loss provision	7,120	7,531	26,301	22,179
Other income, net	2	1	7	4
Other expenses	(5,746)	(4,433)	(15,317)	(12,815)
Net income before taxes	1,376	3,099	10,991	9,368
Income tax provision	(290)	(1,051)	(3,509)	(2,725)
Net income after taxes	$1,086	$2,048	$7,482	$6,643
Balance Sheet Data
Total loans, gross			$814,071	$750,508
Total credit allowance			19,731	17,300
Total loans, net			794,340	733,208
Total assets			798,261	739,452
Total borrowings			664,541	607,565
Selected Financial Ratios
Return on average assets	0.55%	1.11%	1.31%	1.30%
Return on average equity	3.86	7.21	8.69	8.21
Interest yield	9.51	8.88	9.38	8.76
Net interest margin, gross	5.99	6.10	6.12	6.32
Net interest margin, net of allowance	6.14	6.24	6.26	6.46
Reserve coverage	2.42	2.31	2.42	2.31
Delinquency status (1)	0.19	0.13	0.19	0.13
Charge-off ratio	1.76	1.61	1.78	1.20
(1)
Loans 90 days or more past due.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Wisconsin, and Texas each having 30%, 11%, and 10% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the nine months ended September 30, 2024, net gains of $3.1 million were recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, construction, and wholesale trade making up 55%, 14%, and 11%, of the loans outstanding as of September 30, 2024. During the nine months ended September 30, 2024, we originated $7.0 million in new commercial loans, compared to $16.7 million in the 2023 period.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2024 and 2023. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$3,761	$3,248	$10,944	$8,763
Total interest expense	1,063	921	3,217	2,582
Net interest income	2,698	2,327	7,727	6,181
Provision (benefit) for credit losses	252	621	946	835
Net interest income after loss provision	2,446	1,706	6,781	5,346
Other income (loss), net	(414)	2,322	3,774	2,936
Other expenses	(1,235)	(1,129)	(3,657)	(2,696)
Net income before taxes	797	2,899	6,898	5,586
Income tax provision	(159)	(907)	(2,202)	(1,625)
Net income after taxes	$638	$1,992	$4,696	$3,961
Balance Sheet Data
Total loans, gross			$110,143	$100,322
Total credit allowance			5,114	3,114
Total loans, net			105,029	97,208
Total assets			105,232	97,298
Total borrowings			87,604	79,944
Selected Financial Ratios
Return on average assets	2.41%	8.12%	5.92%	5.33%
Return on average equity	16.38	52.31	38.63	33.61
Interest yield	13.57	13.05	13.20	12.11
Net interest margin, gross	9.74	9.35	9.32	8.55
Net interest margin, net of allowance	10.19	9.61	9.69	8.79
Reserve coverage (1)	4.64	3.10	4.64	3.10
Delinquency status (1) (2)	7.39	0.07	7.39	0.07
Charge-off (recovery) ratio (3)	—	—	(0.02)	1.23
(1)
Ratio is based off of total commercial balances and relates solely to the legacy commercial loan balances.
(2)
Loans 90 days or more past due.
(3)
Ratio is based on total commercial lending balances and relates to the total loan business.

	As of September 30,
	2024		2023
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$33,183	30%	$24,747	25%
Wisconsin	11,646	11	5,112	5
Texas	10,806	10	9,889	10
Illinois	8,464	8	10,727	11
Minnesota	5,323	5	13,841	14
Other	40,721	36	36,006	35
Total	$110,143	100%	$100,322	100%

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three and nine months ended September 30, 2024, taxi medallion values remained consistent in the New York City and Newark markets with all other markets being valued at $0. We continued to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due. All the loans are secured by taxi medallions and enhanced by personal guarantees of the shareholders and owners.

During the three and nine months ended September 30, 2024, we collected $4.1 million and $9.5 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $2.8 million and $5.6 million in those periods. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at the higher levels experienced in the prior year.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$184	$342	$514	$1,439
Total interest expense (income)	30	(69)	83	44
Net interest income	154	411	431	1,395
Recoveries for credit losses	(2,450)	(1,772)	(4,368)	(14,167)
Net interest income after loss provision	2,604	2,183	4,799	15,562
Other income, net	321	1,404	1,294	4,327
Other expenses	(1,444)	(1,421)	(3,560)	(4,191)
Net income before taxes	1,481	2,166	2,533	15,698
Income tax provision	(457)	(955)	(809)	(4,567)
Net income after taxes	$1,024	$1,211	$1,724	$11,131
Balance Sheet Data
Total loans, gross			$3,243	$3,927
Total credit allowance			1,290	1,687
Total loans, net			1,953	2,240
Total assets			6,208	17,258
Total borrowings			5,168	14,180
Selected Financial Ratios
Return on average assets	50.54%	26.70%	26.64%	73.52%
Return on average equity	302.61	172.77	155.33	463.36
Interest yield	21.96	35.22	20.59	29.27
Net interest margin, gross	18.38	42.32	16.65	28.38
Net interest margin, net of allowance	30.60	77.54	27.99	72.66
Reserve coverage	39.78	42.97	39.78	42.97
Delinquency status (1)	—	—	—	—
Recovery ratio	(279.58)	(172.06)	(159.26)	(130.08)
(1)
Loans 90 days or more past due.

	As of September 30,
	2024	2023
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	Total Gross Loans
New York City	$3,011	$3,497
Newark	232	415
All Other	—	15
Total	$3,243	$3,927

	As of September 30,
	2024	2023
Geographic Concentrations (Dollars in thousands)	Total Loan Collateral in Process of Foreclosure	Total Loan Collateral in Process of Foreclosure
New York City	$6,445	$12,233
Newark	446	1,347
All Other	—	408
Total	$6,891	$13,988

Corporate and Other Investments

This non-operating segment includes our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, including goodwill and intangible assets, which are not specifically allocated to the operating segments and are not used in evaluating performance of the operating segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnerships loans were $3.2 million as of September 30, 2024 and $1.8 million as of September 30, 2023, with originations of $39.9 million and $80.0 million during the three and nine months ended September 30, 2024 and $36.5 million and $96.6 million during the three and nine months ended September 30, 2023.

The following table presents certain financial data and ratios as of and for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Selected Earnings Data
Total interest income	$2,013	$1,377	$5,759	$4,385
Total interest expense	2,980	2,293	8,417	6,839
Net interest expense	(967)	(916)	(2,658)	(2,454)
Provision (recoveries) for credit losses	—	(54)	—	(66)
Net interest loss after loss provision	(967)	(862)	(2,658)	(2,388)
Other income, net	478	451	1,258	937
Other income (expenses)	1,283	(3,469)	(3,305)	(11,898)
Net income (loss) before taxes	794	(3,880)	(4,705)	(13,349)
Income tax (provision) benefit	(339)	1,355	1,502	3,884
Net income (loss) after taxes	$455	$(2,525)	$(3,203)	$(9,465)
Balance Sheet Data
Total loans, gross			$3,193	$1,841
Total credit allowance			—	—
Total loans, net			3,193	1,841
Total assets			464,951	396,759
Total borrowings			387,066	323,638

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on average assets	1.43%	2.01%	1.51%	2.52%
Return on average equity	9.46	12.89	9.62	15.90
Return on average stockholders' equity	9.61	13.80	9.79	17.49
Net interest margin, gross	8.11	8.35	8.11	8.42
Equity to assets (1)	14.97	15.53	14.97	15.53
Debt to equity (1) (2)	5.5x	5.3x	5.5x	5.3x
Net loans receivable to assets	83%	83%	83%	83%
Net charge-offs	$13,421	$10,370	$43,646	$25,469
Net charge-offs as a % of average loans receivable	2.18%	1.88%	2.51%	1.65%
Reserve coverage ratio	3.88	3.59	3.88	3.59
(1)
Includes $68.8 million related to non-controlling interests in consolidated subsidiaries as of both September 30, 2024 and 2023.
(2)
Excludes deferred financing costs of $8.4 million and $8.2 million as of September 30, 2024 and 2023.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023

Net income attributable to shareholders was $8.6 million and $25.7 million, or $0.37 and $1.09 per diluted share, for the three and nine months ended September 30, 2024, compared to $11.2 million and $40.8 million, or $0.48 and $1.77 per diluted share, for the three and nine months ended September 30, 2023.

Total interest income was $76.4 million and $214.2 million for the three and nine months ended September 30, 2024, compared to $65.9 million and $183.5 million for the three and nine months ended September 30, 2023. The increase in interest income reflects the continued growth in our recreation, home improvement, and, to a lesser extent, commercial lending segments and an increased weighted average interest rate on the loan portfolio. The yield on interest earning assets was 11.75% and 11.54% for the three and nine months ended September 30, 2024, compared to 11.28% and 11.10% for the three and nine months ended September 30, 2023. The increase reflects higher interest rates on new originations in our recreation and home improvement lending segments, with the yield anticipated to continue to increase as older loans with lower rates amortize and newer originations at the higher current rates become a larger portion of our portfolio.

Loans before allowance for credit losses were $2.5 billion as of September 30, 2024, comprised of recreation ($1.6 billion), home improvement ($814.1 million), commercial ($110.1 million), taxi medallion ($3.2 million), and strategic partnership ($3.2 million) loans. We had an allowance for credit losses as of September 30, 2024 of $96.5 million, which was attributable to recreation (73%), home improvement (21%), commercial (5%), and taxi medallion (1%) loans.

Loans increased $99.7 million, or 4%, during the quarter and $269.4 million, or 12%, from December 31, 2023 as a result of $275.6 million and $757.8 million of loan originations for the three and nine months ended September 30, 2024, partially offset by principal payments, and to a lesser extent, charge-offs and transfers to loan collateral in process of foreclosure. The provisions for credit losses were $20.2 million and $55.9 million for the three and nine months ended September 30, 2024, compared to $14.5 million and $27.0 million in the three and nine months ended September 30, 2023, as a result of lower taxi medallion recoveries, higher charge-off activity, partly attributable to seasonality, and increased provisions with the growth in our loan portfolios. The provision for credit loss in the three and nine months ended September 30, 2024 included $2.3 million and $4.1 million of net recoveries with respect to the taxi medallion lending segment, as compared to $1.7 million and $6.4 million for the three and nine months ended September 30, 2023, reflecting continued recovery efforts with the impaired taxi medallion portfolio, while net charge-offs in the recreation and home improvement lending segments increased to $15.8 million and $47.8 million for the three and nine months ended September 30, 2024 compared to $12.0 million and $31.0 million in the prior year periods. Gross charge-offs were $20.5 million and $62.2 million in the consumer portfolio for the three and nine months ended September 30, 2024, compared to $15.6 million and $41.8 million in the three and nine months ended September 30, 2023. Charge-offs in the consumer segment correlate to delinquency status, which has seen improvement from December 31, 2023, consistent with seasonal trends.

Interest expense was $23.7 million and $63.7 million for the three and nine months ended September 30, 2024, compared to $17.1 million and $44.4 million for the three and nine months ended September 30, 2023, reflecting both higher average borrowings and higher average borrowing costs during the three and nine months ended September 30, 2024, with borrowing costs expected to further increase in the current rate environment. The average cost of borrowed funds was 4.05% and 3.86% for the three and nine months ended September 30, 2024, compared to 3.28% and 3.02% for the three and nine months ended September 30, 2023. The increases of 77 basis points and 84 basis points for the three and nine month periods are largely attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing vintages with lower rates, and to a lesser extent, increased costs and outstanding balances with both our privately placed notes and SBA debentures. As we replace upcoming deposit maturities with new issues, we expect our cost of funds to further increase. During the three months ended September 30, 2024, we issued certificates of deposit at rates up to 5.20% for six-month issuances and at rates up to 4.25% and as low as 3.80% for five year certificates of deposit, with the decrease tied to market expectations of the interest rate policy of the Federal Reserve. In addition, we expect our interest expense related to SBA borrowings to increase as newly issued SBA debentures carry a higher rate when compared to some of our previously issued debentures. Average debt outstanding was $2.3 billion and $2.2 billion for the three and nine months ended September 30, 2024, up from $2.1 billion and $2.0 billion for the three and nine months ended September 30, 2023, as we have increased our borrowings, particularly certificates of deposit, and to a lesser extent private notes and SBA debentures, to fund our loan growth. See page 39 for tables that present average balances and cost of funds for our funding sources.

Net interest income was $52.7 million and $150.5 million for the three and nine months ended September 30, 2024, compared to $48.8 million and $139.1 million for the three and nine months ended September 30, 2023. The net interest margin before the impact of the allowance for credit losses was 8.11% for both the three and nine months ended September 30, 2024, compared to 8.35% and 8.42% for the three and nine months ended September 30, 2023, reflecting the above, particularly the rising cost of borrowings experienced over the prior year period, offset to an extent by higher yields on loans and investments compared to the prior year period. With the rates we charge on outstanding loans being fixed, and our cost of funds increasing, our net interest margin has tightened over the prior periods as we can only increase our yield through higher rates charged on new originations. We expect this trend of tightening margins to continue to some degree as our cost of funds, particularly on deposits continues to increase, with the current average rate on deposits of 3.68% being lower than our new issuance costs.

Net other income, which is comprised primarily of gains on the sale of loans and taxi medallions, gains (losses) on equity investments, prepayment fees, servicing fee income, late charges, and write-downs of loan collateral, was $0.6 million and $7.1 million for the three and nine months ended September 30, 2024, compared to $4.3 million and $8.3 million for the three and nine months ended September 30, 2023, which reflected larger gains on the sale of taxi medallion assets.

Operating expenses were $19.0 million and $57.2 million for the three and nine months ended September 30, 2024, compared to $19.1 million and $56.8 million for the three and nine months ended September 30, 2023. Salaries and benefits were $9.5 million and $28.3 million for the three and nine months ended September 30, 2024, compared to $9.6 million and $27.8 million for the three and nine months ended September 30, 2023, primarily reflecting a greater head count at our operating subsidiaries, Medallion Bank and Medallion Capital, and higher equity compensation costs in the current quarter, offset by lower accruals for compensation tied to performance. Legal and professional fees were $0.8 million and $3.4 million for the three and nine months ended September 30, 2024, down from $1.1 million and $4.2 million in the three and nine months ended September 30, 2023. While costs in the current three and nine month periods were down compared to the prior year periods, we had higher than anticipated expenses associated with the successful defense of an activist proxy campaign in 2024, which approximated $1.4 million. Although legal costs associated with the SEC litigation were nominal in both the current and prior year periods, we continue to maintain an approximate $6.5 million liability as a result of the collection of insurance coverage with respect to costs incurred in previous years. The Company anticipates recognizing the benefit of this liability, offsetting future costs, through the remainder of this matter.

Loan collateral in process of foreclosure was $8.8 million at September 30, 2024, down from $11.8 million at December 31, 2023. The decrease primarily reflects cash payments received during the period.

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

The following table presents our interest rate sensitivity gap at September 30, 2024. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

September 30, 2024 Cumulative Rate Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$37,987	$23,150	$65,243	$80,736	$78,765	$72,256	$2,079,191	$2,437,328
Adjustable rate	446	327	—	24	—	—	—	797
Investment securities and equity investments	2,953	4,549	3,959	4,626	7,517	7,075	32,510	63,189
Cash and cash equivalents	187,929	—	—	—	—	—	—	187,929
Total earning assets	$229,315	$28,026	$69,202	$85,386	$86,282	$79,331	$2,111,701	$2,689,243
Interest bearing liabilities
Deposits	$957,570	$387,112	$434,280	$141,074	$190,567	$—	$—	$2,110,603
Privately placed notes	—	31,250	53,750	39,000	—	—	22,500	146,500
SBA debentures and borrowings	14,000	14,000	2,000	1,250	1,250	—	37,750	70,250
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	35,000	—	—	—	—	—	—	35,000
Total liabilities	$1,006,570	$432,362	$490,030	$181,324	$191,817	$—	$93,250	$2,395,353
Interest rate gap	$(777,255)	$(404,336)	$(420,828)	$(95,938)	$(105,535)	$79,331	$2,018,451	$293,890
Cumulative interest rate gap	$(777,255)	$(404,336)	$(420,828)	$(95,938)	$(105,535)	$79,331	$2,018,451	$—
December 31, 2023 (2)	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
December 31, 2022(2)	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (29%) as of September 30, 2024, and was (18%) as of December 31, 2023.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.7 billion and interest rate sensitive liabilities were $2.4 billion at September 30, 2024. The one-year cumulative interest rate gap was a negative $777.3 million, or 29% of interest rate sensitive assets. We seek to manage interest rate risk by incurring fixed-rate indebtedness, by evaluating appropriate derivatives, pursuing securitization opportunities, entering into borrowing arrangements with terms that align with the anticipated life of our assets, and using other options consistent with managing interest rate risk.

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

In August 2024, we completed a private placement to certain institutional investors of $5.0 million aggregate principal amount of 8.625% unsecured senior notes due August 2039, with interest payable semiannually. We intend to use the net proceeds from the offering for general corporate purposes.

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

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of September 30, 2024, the Bank had $10.9 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of September 30, 2024, the Bank had $110.1 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 45.1% of book value, for a total of approximately $49.7 million in secured borrowing capacity, of which $35.0 million was utilized as of September 30, 2024.

The Bank has borrowing arrangements with two commercial banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of September 30, 2024, there were no outstanding amounts with respect to these arrangements.

In February 2021, we completed a private placement to certain institutional investors of $25.0 million aggregate principal amount of 7.25% unsecured senior notes due February 2026, with interest payable semiannually. Follow-on offerings of these notes in March and April 2021 raised an additional $3.3 million and $3.0 million.

In December 2020, we completed a private placement to certain institutional investors of $33.6 million aggregate principal amount of 7.50% unsecured senior notes due December 2027, with interest payable semiannually. Follow-on offerings of these notes in February and March 2021 raised an additional $8.5 million. In April 2021, we raised an additional $11.7 million in a follow-on offering and repaid substantially all of our remaining bank borrowings.

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

The net proceeds from the December 2020, February 2021, March 2021, April 2021, September 2023, December 2023 (as amended and increased in June 2024), and August 2024 private placements were used for general corporate purposes, including repayment of outstanding debt, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount, and to repurchase, repay, and cancel $36.0 million of our 8.25% notes, which matured in March 2024.

The table below presents the components of our debt as of September 30, 2024, exclusive of deferred financing costs of $8.4 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage (1)	Rate (2)
Deposits (3)	$2,110,603	88%	3.68%
Privately placed notes	146,500	6	8.12
SBA debentures and borrowings	70,250	3	3.53
Trust preferred securities	33,000	1	7.38
Federal reserve and other borrowings	35,000	1	5.00
Total outstanding debt	$2,395,353	100%	4.01%
(1)
Percentages may not foot due to rounding.
(2)
Weighted average contractual rate as of September 30, 2024.
(3)
Balance excludes $2.3 million of strategic partner reserve deposits as of September 30, 2024.

Our contractual obligations expire on or mature at various dates through September 2037. The following table presents our contractual obligations at September 30, 2024.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$957,570	$387,112	$434,280	$141,074	$190,567	$—	$2,110,603
Privately placed notes	—	31,250	53,750	39,000	—	22,500	146,500
SBA debentures and borrowings	14,000	14,000	2,000	1,250	1,250	37,750	70,250
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	35,000	—	—	—	—	—	35,000
Total outstanding borrowings	1,006,570	432,362	490,030	181,324	191,817	93,250	2,395,353
Operating lease obligations	2,540	2,562	1,827	588	586	698	8,801
Total contractual obligations	$1,009,110	$434,924	$491,857	$181,912	$192,403	$93,948	$2,404,154
(1)
Total debt is exclusive of deferred financing costs of $8.4 million as of September 30, 2024.
(2)
Balance excludes $2.3 million of strategic partner reserve deposits as of September 30, 2024.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of September 30, 2024 by $1.9 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $2.6 million at September 30, 2024. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at September 30, 2024. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Funding LLC	Medallion Capital Inc.		Freshstart Venture Capital Corp.	Medallion Bank		September 30, 2024	December 31, 2023
Cash, cash equivalents and federal funds sold	$21,037	$249	$15,086	(1)	$3,211	$148,346		$187,929	$149,845
Trust preferred securities	33,000							33,000	33,000
Average interest rate	7.38%							7.38%	7.75%
Maturity	9/37							9/37	9/37
Retail and privately placed notes	146,500							146,500	139,500
Average interest rate	8.12%							8.12%	8.08%
Maturity	2/26 - 8/39							2/26 - 8/39	3/24 - 12/33
SBA debentures & borrowings
Amounts available			28,750					28,750	10,250
Amounts outstanding			70,250					70,250	75,250
Average interest rate			3.53%					3.53%	3.69%
Maturity			3/25- 3/34					9/24- 3/34	3/24 - 3/34
Brokered CDs						2,112,853	(2)	2,112,853	1,870,939
Average interest rate						3.68%		3.68%	3.07%
Maturity						10/24-8/29		10/24-8/29	1/24 - 12/28
Federal reserve and other borrowings						35,000		35,000	—
Average interest rate						5.00%		5.00%	—
Maturity						N/A		N/A	—
Total cash	$21,037	$249	$15,086		$3,211	$148,346		$187,929	$149,845
Total debt outstanding	$179,500	$—	$70,250		$—	$2,147,853		$2,397,603	$2,118,689
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $2.3 million related to the strategic partnership business and $10.9 million related to listing services.

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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend. A dividend of $0.08 per share was paid in March, May, and August 2023. On October 24, 2023, the Company’s board of directors authorized and increased the quarterly dividend to $0.10 per share, and a dividend of $0.10 per share was paid in November 2023, March 2024, May 2024, and August 2024. On October 25, 2024, the Company’s board of directors further authorized and increased the quarterly dividend to $0.11 per share, to be paid in November 2024. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. During the three months ended September 30, 2024, the Company repurchased 122,344 shares of its common stock at an aggregate cost of $1.0 million. Accordingly, as of September 30, 2024, up to $15,392,299 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. During the quarter ended September 30, 2024, the Company repurchased 122,344 shares of its common stock at an aggregate cost of $1.0 million. Accordingly, as of September 30, 2024, up to $15,392,299 of shares remained authorized for repurchase under our stock repurchase program.

	Total Numbers of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount Paid	Maximum Approximate Dollar Value of Shares that May Yet to Be Purchased under the Plans or Programs
July 1 - July 31	—	$—	—	$—	$16,357,829
August 1 - August 31	122,344	7.89	122,344	965,530	15,392,299
September 1 - September 30	—	—	—	—	15,392,299
Total	122,344	$7.89	122,344	$965,530	$15,392,299

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

3.1

Third Amended and Restated By-Laws of Medallion Financial Corp., as amended and restated as of August 8, 2024. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 12, 2024 (File No. 001-37747) and incorporated by reference herein.

10.1

Amendment 2 to Cooperation Agreement, dated as of November 1, 2024, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.3 to the Current Report on Form 8-K/A on November 4, 2024 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	November 6, 2024

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.