Form 10-K
period 2024-12-31
MEDALLION FINANCIAL CORP
filed 2025-03-13
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 28, 2024, as reported on NASDAQ, was $139,872,752.64.

The number of outstanding shares of registrant’s common stock, par value $0.01, as of March 12, 2025 was 23,262,103.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, for which a Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2024 FORM 10-K ANNUAL REPORT

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the pending litigation with the Securities and Exchange Commission, or SEC, the settlement of which remains subject to approval of the Commissioners of the SEC and the court, as well as the U.S. and global economies, including the current inflationary environment and the risk of recession.

All forward-looking statements included in this document are based on information available to us on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The statements have not been audited by, examined by, compiled by, or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved.

In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors in this Form 10-K and others that are detailed in the other reports that the Company files from time to time with the SEC.

PART I

ITEM 1. OUR BUSINESS

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.9 billion as of December 31, 2024 and $2.6 billion as of December 31, 2023.

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

Our Market

We provide loans to individuals and small to mid-size businesses, through our subsidiaries, under four operating segments:

•
loans that finance consumer purchases of recreational vehicles, or RVs, boats, collector cars, and other consumer recreational equipment;
•
loans that finance consumer home improvements;
•
loans that finance commercial businesses; and
•
historically, loans that finance taxi medallions.

The following table presents our loans receivable as of December 31, 2024.

(Dollars in thousands)	Loans	Allowance for Credit Losses	Net Loans
Loans held for investment:
Recreation	$1,422,403	$71,102	$1,351,301
Home improvement	827,211	20,536	806,675
Commercial	111,273	5,190	106,083
Taxi medallion	1,909	540	1,369
Total loans held for investment	2,362,796	97,368	2,265,428
Loans held for sale, at lower of amortized cost or fair value:
Recreation	120,840	—	120,840
Strategic partnership	7,386	—	7,386
Total loans held for sale, at lower of amortized cost or fair value	128,226	—	128,226
Total loans	$2,491,022	$97,368	$2,393,654

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans, comprising 57% of our loans receivable as of December 31, 2024. The segment is a significant source of income, accounting for 67% of our interest income for the year ended December 31, 2024. All of our recreation loans are serviced by a third-party loan servicer that we have used since the business’s inception.

We maintain relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to us. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 38% of recreation lending’s new loan originations for the year ended December 31, 2024. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of December 31, 2024. The loans are fixed rate with an average term at origination of 14 years. The weighted average maturity of our loans outstanding is 11 years. The size, geographic dispersion, source and collateral variety of the loans reduces our risk. The loans are secured primarily by RVs, or recreational vehicles, boats, collector cars, and other consumer recreational equipment, of which RVs make up 55% of the portfolio, boat loans making up 20%, and collector cars making up 11% of the portfolio as of December 31, 2024. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, at 16% and 10% of loans outstanding as of December 31, 2024 with no other states at or above 10%. As of December 31, 2024, 2023, and 2022, the weighted average FICO scores, measured at origination, of our recreation loans outstanding, inclusive of loans held for sale, were 685 (683 exclusive of loans held for sale), 683, and 671. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2024, 2023, and 2022 were 685 (686 exclusive of loans held for sale), 686, and 676.

Home Improvement Lending

Working directly with contractors and FSPs, we offer flexible customer financing for window, siding, and roof replacement, swimming pool installations, and other home improvement projects. Our core product is a standard installment loan, which features affordable monthly payments and competitive interest rates for prime credit customers. We also offer a variety of promotional loan options to help contractors close a challenging sale. Promotional loan options include same-as-cash, no interest, and deferred payment features, which allow borrowers to reduce the total cost of financing or start repayments when it is most convenient. Home improvement loans comprised 33% of our loans receivable as of December 31, 2024.

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

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. Our top ten contractors and FSP relationships were responsible for 48% of home improvement lending’s new loan originations for the year ended December 31, 2024. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

We offer home improvement loans with only fixed rates, with an average term at origination of 15 years. The weighted average maturity of our loans outstanding is 13 years as of December 31, 2024. The average size of the loans in our home improvement portfolio at December 31, 2024 was approximately $21,000. The geographic dispersion of the home improvement loan portfolio supplements credit quality in reducing our risk. As of December 31, 2024, home improvement loans were concentrated in roofs, swimming pools, and windows at 36%, 27%, and 13%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas at 12% and 11% of loans outstanding as of December 31, 2024, and with no other states at or above 10%. As of December 31, 2024, 2023, and 2022, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding were 767, 764, and 753. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2024, 2023, and 2022 were 781, 771, and 758.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses to finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business. Commercial loans of $111.3 million comprised 4% of our loans receivable as of December 31, 2024.

We focus our marketing efforts on the manufacturing, professional, scientific, and technical services, with California, Wisconsin, and Texas having 28%, 10%, and 10% of the segment portfolio, and no other states having a concentration at or above 10%. These commercial loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination. As a component of most of the transactions, a portion of the investment is an equity or partnership stake, and occasionally, we also receive warrants to purchase an equity interest in the borrowers or some other form of success fee or profit participation. We seek to expand our commercial loan activities by developing a more diverse borrower base with a wider geographic area of coverage, and by expanding the targeted industries.

Commercial loans are generally secured by equipment, accounts receivable, real estate, or other assets, and have interest rates averaging 547 basis points over the prevailing prime rate at the end of 2024, compared to 437 basis points over the prime rate at the end of 2023.

Strategic Partnerships

In 2019, the Bank launched a strategic partnership program to provide lending and other services to financial technology, or fintech, companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans. The associated activities are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties without recourse within a specified time after origination, such as three business days. Revenues are currently derived primarily from contracted program fees paid to us by our strategic partners and interest income earned while the loans or receivables remain on our books, offset by any transaction fees paid by us to our strategic partners for their role in processing loan applications. We originated $203.6 million and $118.3 million of strategic partnership loans for the years ended December 31, 2024 and 2023. We held $7.4 million and $0.6 million of strategic partnership loans as of both December 31, 2024 and 2023.

Taxi Medallion Lending

Taxi medallion loans and assets of $7.7 million comprised less than 1% of our assets as of December 31, 2024. All taxi medallion loans and assets were located in the New York City metropolitan area. A New York City taxi medallion is the only permitted license to operate a taxi and accept street hails in New York City. As reported by the New York City Taxi and Limousine Commission, taxi medallions sold for a wide variety of prices during 2024 supporting our estimated value of $79,500, net of liquidation costs, as of December 31, 2024.

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

Capitalize on our relationships with dealers, contractors, and FSPs. We are committed to establishing, building, and maintaining relationships with our dealers, contractors, and FSPs. Our marketing efforts are focused on building relationships in consumer markets as we work directly with dealers, contractors and FSPs to offer quality financing for their customers, including those with past credit challenges. We believe that relationships with dealers and brokers provide us with, in addition to loan origination opportunities, significant benefits, including an additional layer of due diligence and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealers, contractors, and FSP relationships in our target markets over the last 50 years. We believe that our management team’s relationships with these dealers, contractors , and FSPs have provided and will continue to provide us with loan origination opportunities. In 2024, all of our consumer loans retained in the portfolio were generated by dealers, contractors, and FSPs.

Focus on niche industries and our expertise in these niche fields. We specialize in providing consumer loans through dealers and FSPs for the purchase of recreation products such as RVs, boats, and collector cars, and through contractors and FSPs for the purchase of home improvements, such as replacement windows and roofs, along with offering loan origination services to fintech partners. We believe our focus on these niche areas provides us with an opportunity to realize favorable returns.

Employ disciplined underwriting policies and maintain rigorous portfolio monitoring. We have an extensive loan underwriting and monitoring process. We conduct a thorough analysis of each potential loan and its prospects, competitive position, financial performance, and industry dynamics. We stress the importance of credit and risk analysis in our underwriting process, and have imposed more restrictive underwriting standards as part of our continued efforts to mitigate concentration risks. We believe that our continued adherence to this disciplined process will permit us to continue to generate a stable, diversified and increasing revenue stream of current income from our earning assets.

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

Expand our strategic partnership program. We launched an initial fintech partnership during 2020. These activities include originating loans or other receivables marketed by our partners and selling those loans or receivables to our partners or others, within a specified time after origination, such as three business days. Revenues are derived primarily from contracted program fees paid to us by our partners, and interest income earned while the loans or receivables are on our books, offset by transaction fees paid to our partners for processing loan applications. Our partners are non-banks offering loans and other financial services to their customers. We launched two partnerships in 2024 and continue to evaluate additional partnerships.

Seek strategic acquisitions. In addition to increasing market share in existing lending markets and identifying new niches, we seek to acquire other financing businesses and related portfolios, and specialty finance companies that make secured loans to small businesses and consumers which have mitigated credit risk similar to our own. Since our initial public offering in May 1996, we have acquired eight specialty finance companies, five loan portfolios, and three taxi rooftop advertising companies.

Loan Characteristics

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around eleven to fourteen years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, the Bank has established relationships with dealers, contractors, and FSPs, which are the sources for consumer loan volumes. The loans are made up of recreation loans and home improvement loans which were 65% and 35% of total consumer loans at December 31, 2024.

Our recreation loans are secured primarily by RVs, boats, collector cars, and other consumer recreational equipment with a small proportion of loans secured by other collateral such as motorcycles and boat motors. These loans, which together make up our largest and most profitable loan portfolio, have a weighted average yield of 13.30% at December 31, 2024. Our home improvement loans are secured by the personal property installed on real property, and the security interest for some of these loans is perfected with a UCC fixture filing. As of December 31, 2024, these loans had a weighted average yield of 9.45%.

Commercial Loans. We have typically originated commercial loans in principal amounts ranging from $2.5 million to $6.0 million, and occasionally have originated loans under or in excess of those amounts. These loans are generally retained and typically have maturities ranging from three to ten years and require monthly payments ranging from full amortization over the loan term to fully deferred interest and principal at maturity, with multiple payment options in between. All loans may be prepaid, and in the first five years, a prepayment fee may be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%; however, terms and interest rates are subject to market competition for all loans.

Marketing, Origination, and Loan Approval Process

Each loan application is individually reviewed through analysis of several factors, including loan-to-value ratios, the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the New York City Taxi and Limousine Commission, SBA, or other regulatory body, if applicable. Each commercial and taxi medallion loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds.

Our senior management establishes loan origination criteria. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans (other than those by the Bank) must be approved by our Chief Executive Officer, President, and/or the Chief Credit Officer and the Investment Oversight Committee of our board of directors. Loan criteria for loans originated with the Bank is established by the Bank’s board of directors and senior management. The Bank’s policies identify specific approval authorities for its recreation and home improvement loans. Policy exceptions are reported to the Bank’s board of directors. Consumer loans are primarily sourced through relationships with RV and boat dealers, and home improvement contractors throughout our market area. Commercial loans are generally sourced through a network of private equity sponsors who we have long-standing relationships with and are also referred by contacts with banks.

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

The table below presents our sources of available funds and amounts outstanding under credit facilities, exclusive of deferred financing costs of $8.2 million, and their weighted average interest rates at December 31, 2024. See Note 5 to the consolidated financial statements for additional information.

(Dollars in thousands)	Total
Cash, cash equivalents, and federal funds sold	$169,572
Brokered certificates of deposit & other funds borrowed	2,094,663
Average interest rate	3.71%
Privately placed notes	146,500
Average interest rate	8.12%
Maturity	2/26 - 8/39
SBA debentures and borrowings
Amounts undisbursed	28,750
Amounts outstanding	70,250
Average interest rate	3.53%
Maturity	3/25- 3/34
Trust preferred securities	33,000
Average interest rate	6.83%
Maturity	9/37
Federal reserve and other borrowings	35,000
Average interest rate	4.50%
Total cash (1)	$169,572
Total debt outstanding	$2,379,413
(1)
Includes $126.1 million at the Bank and $13.6 million at SBIC subsidiaries.

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

Human Capital Resources

As of December 31, 2024, we employed 174 persons: 135 at Medallion Bank, 29 at our parent company, and 10 at Medallion Capital. This compares to 169 persons at the end of 2023: 128 at Medallion Bank, 33 at our parent company, and 8 at Medallion Capital.

Equal employment opportunity is a fundamental principle of ours, where employment is based upon personal capabilities and qualifications. We prohibit and do not tolerate any discrimination against employees, applicants, interns or any other covered persons, and we ensure equal employment opportunity without discrimination on the basis of race, color, creed, religion, national origin, ancestry, ethnicity, citizenship status, physical or mental disability, age, sex (including pregnancy), gender, gender identity or gender expression (including transgender status), marital status, familial status, veteran status, genetic information or any other protected characteristic as established by applicable federal, state or local law.

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

We have a 401(k) Investment Plan and other generally available benefit programs like health insurance, paid and unpaid leaves, life insurance, disability coverage, accident insurance and critical illness insurance; we believe that the availability of these benefit programs generally enhance employee productivity and loyalty. We believe it is important for our employees at the Bank to provide service to the communities in which they live and encourage them to take time, including prearranged work time, to participate in activities of local civic organizations, charitable or nonprofit organizations or educational institutions. We value employee development and training and are committed to identifying and developing the talents of our next-generation leaders. Our employee benefits also help protect the health, well-being and financial security of our employees.

SUPERVISION AND REGULATION

Exemption from the 1940 Act

In order to maintain our status as a non-investment company, we operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exception and were compliant as of December 31, 2024.

Regulation of Medallion Bank as an Industrial Bank

In May 2002, we formed the Bank, which received approval from the FDIC for federal deposit insurance in October 2003. The Bank is subject to extensive federal and state banking laws, regulations, and policies that are intended primarily for the protection of depositors, the Deposit Insurance Fund, customers, and the banking system as a whole, and not for the protection of our other creditors and stockholders.

Under the banking charter, the Bank is authorized to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (checking accounts). As a state-charted, Federal Reserve non-member bank with FDIC-insured deposits, the Bank is examined, supervised and regulated by the FDIC and the Utah Department of Financial Institutions, or the Utah DFI. The statutes enforced by, and regulations and policies of, these agencies affect almost all aspects of its business, including by prescribing permissible types of loans and investments, the amount of required capital, the permissible scope of its activities and various other requirements. If the Bank’s regulators were to determine that we have violated banking laws and regulations, including by engaging in unsafe and unsound practices, the Bank could be subject to enforcement and other regulatory actions, which could have an adverse effect on its business, results of operations and financial condition.

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

The table below presents the capital requirements the Bank is required to maintain:

Minimum U.S. Basel III Regulatory Capital Ratio Plus Capital Conservation Buffer
CET1 risk-based capital ratio	7.0%
Tier 1 risk-based capital ratio	8.5%
Total risk-based capital ratio	10.5%

For purposes of calculating the denominator of the three risk-based capital ratios, the assets of covered banking organizations are given risk weights that, under the U.S. Basel III capital rules, range from 0% to 1,250%, depending on the nature of the asset. Most of the Bank’s loans are assigned a 100% risk weight, with loans that are 90 days or more past due or on nonaccrual assigned a 150% risk weight. In addition, direct obligations of the U.S. Department of the Treasury, or U.S. Treasury, or obligations unconditionally guaranteed by the U.S. government have a 0% risk weight, while general obligation claims on states or other political subdivisions of the United States are assigned a 20% risk weight, except for municipal or state revenue bonds, which have a 50% risk weight.

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

As a condition to receipt of FDIC insurance, the Bank entered into a capital maintenance agreement with the FDIC, or the 2003 Capital Maintenance Agreement, requiring it to maintain a 15% leverage ratio (Tier 1 capital to average assets) and an adequate allowance for credit losses.

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

Under FDIC regulations governing brokered deposits and interest rate restrictions, a bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate, at the time any such deposit is accepted, in excess of (i) 75 basis points over certain national rates described in the FDIC’s regulations or (ii) 90% of the highest interest rate paid on a particular deposit product in the bank’s local market area, if the bank provides notice to the FDIC and evidence of such local rate. There are no such restrictions under the FDIA on a bank that is well-capitalized.

Pursuant to the 2003 Capital Maintenance Agreement, the Bank has agreed that our capital levels will at all times meet or exceed the level required for the Bank to be considered well-capitalized under FDIC rules. If the Bank was no longer able to accept or renew brokered deposits as a result of failing to meet the requisite capital standards or as a result of being subject to a written agreement, order or directive to meet and maintain a specific capital level, there would be a material adverse effect on the Bank’s business, financial condition, liquidity and results of operations. See “Risk Factors — Medallion Bank’s use of brokered deposits for its deposit-gathering activities may not be available when needed. The inability to accept and renew brokered deposits would have a material adverse effect on our business, financial condition, liquidity, and results of operations.”

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

Under Utah law, the Bank may only declare dividends to the Bank’s shareholders out of the Bank’s net profits, after providing for all expenses, losses, interest and taxes accrued or due. Further, the Bank is required to transfer, to a surplus fund, at least 10% of the Bank’s net profits before dividends for the period covered by the dividend until the surplus fund reaches 100% of the Bank’s capital stock. As of December 31, 2024, our risk-based capital ratios were above the regulatory minimums that incorporated the 2.5% capital conservation buffer and satisfies the aforementioned Utah law. Any amount paid from the Bank’s net earnings into a fund for the retirement of outstanding debt capital instruments or preferred stock for the period covered by the dividend will be considered an addition to the Bank’s surplus fund if, upon the retirement of such instruments, the amount paid into the retirement fund for the period may be properly carried to the Bank’s surplus fund.

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

Safety and Soundness

The FDIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal banking regulators establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice, and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The federal banking agencies may require an institution to submit to an acceptable compliance plan, as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards. The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Among other things, in addition to the restrictions on brokered deposits discussed above, the FDIA limits the interest rates paid on deposits by undercapitalized institutions and limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest.

Consumer Financial Protection

The Bank is subject to a number of federal and state consumer protection laws that extensively govern the Bank’s consumer lending businesses. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Electronic Fund Transfer Act and these laws’ respective state-law counterparts, as well as laws regarding unfair and deceptive acts and practices. These federal and state laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair and deceptive practices and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Failure to comply with consumer protection requirements may also result in substantial reputational harm that could adversely affect our business.

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

In October 2023, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency, or the OCC, jointly issued a final rule that significantly amended the agencies’ regulatory framework implementing the CRA. The revised federal CRA regulations tailor CRA evaluations to bank size and type, with many of the changes applying only to banks with more than $2 billion in assets, such as the Bank. The final rule introduces major changes in four key areas: (1) the delineation of assessment areas, (2) the overall evaluation framework and performance standards and metrics, (3) the definition of community development activities and (4) data collection and reporting. The final rule became effective on April 1, 2024, but most provisions of the rule, including the new tests, the need to define retail lending assessment areas and the data collection requirements, will become applicable on January 1, 2026. Reporting of the collected data will not be required until April 1, 2027. A court has issued a preliminary injunction enjoining the U.S. federal bank regulatory agencies from enforcing the revised regulations pending resolution of the lawsuit challenging the regulations.

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

Financial Privacy and Cybersecurity

Federal and state law contains extensive consumer privacy protection provisions. The Gramm-Leach-Bliley Act requires financial institutions to periodically disclose their privacy policies and practices relating to sharing information and enables retail customers to opt out of institutions' ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Anti-Money Laundering and the USA PATRIOT Act

The Bank is subject to the anti-money laundering, or AML, provisions of the Bank Secrecy Act, or the BSA, as amended by the USA PATRIOT Act, or the PATRIOT Act, and implementing regulations issued by the FDIC and the U.S. Treasury. The PATRIOT Act, which includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, is intended to facilitate the detection and prosecution of terrorism and international money laundering. The PATRIOT Act establishes standards for verifying customer identification incidental to the opening of new accounts. Other provisions of the PATRIOT Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The U.S. Treasury’s Office of Financial Crimes Enforcement Network, or FinCEN, issued a final rule, applicable as of May 2018, to clarify and enhance customer due diligence requirements for financial institutions. The rule (among other things) imposes certain obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rule. Bank regulators routinely examine institutions for compliance with customer due diligence obligations.

The Anti-Money Laundering Act of 2020, or AMLA, which amends the BSA, is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to AML compliance for financial institutions; requires the U.S. Department of the Treasury to periodically promulgate priorities for anti-money laundering and countering the financing of terrorism; requires the development of standards by the Treasury Department for testing technology and internal processes for BSA compliance; expands enforcement- and investigations-related authority, including a significant expansion in the available sanctions for certain BSA violations and expands BSA whistleblower incentives and protections. Certain of the statutory provisions in the AMLA require rulemakings beyond those that have already been finalized, reports and other measures. The impact of the AMLA, including on our compliance costs and compliance risk relating to the BSA, will depend on, among other things, these additional rulemakings and implementation guidance.

In June 2024, FinCEN proposed to amend the anti-money laundering/countering the financing of terrorism cybercrime, or AML/CFT, program requirements for all financial institutions subject to the BSA that have AML/CFT program obligations, including us. The proposal would, among other things, require a financial institution’s risk assessment process to identify, evaluate and document the financial institution’s money laundering, terrorist financing and other illicit activity risks, and update such risk assessments on a periodic basis. In July 2024, the U.S. federal bank regulatory agencies proposed amendments to their respective BSA program rules to align those rules with the June 2024 FinCEN proposal.

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

Under current SBA regulations, the maximum rate of interest that Medallion Funding and Medallion Capital may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2024, the maximum rate of interest permitted on loans originated by our SBICs was 19%. As of December 31, 2024, our outstanding commercial loans had a weighted average rate of interest of 12.97%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

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

Under SBA regulations, without prior SBA approval, loans and other investments by licensees with outstanding SBA leverage to any single small business concern may not exceed 10% of the sum of an SBIC’s “private capital” and its total approved SBA leverage.

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

Under the Utah Financial Institutions Act, control is defined as the power, directly or indirectly, or through or in concert with one or more persons to: (a) direct or exercise a controlling influence over (i) the management or policies of a financial institution or (ii) the election of a majority of the directors or trustees of an institution; or (b) to vote 25% or more of any class of voting securities of a financial institution. In addition, under Utah law, there is a rebuttable presumption that a person has control of a Utah financial institution if the person has the power, directly or indirectly, or through or in concert with one or more persons, to vote more than 10% but less than 25% of any class of voting securities of a financial institution. If any holder of any series of the Bank’s preferred stock is or becomes entitled to vote for the election of the Bank’s directors, such series will be deemed a class of voting stock, and any other person will be required to obtain the non-objection of the FDIC under the Change in Bank Control Act to acquire or maintain 10% or more of that series. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval.

Examination and Supervision

Federal and state banking agencies require the Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. We must undergo regular on-site examinations by the FDIC and the Utah DFI, which examine the Bank for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential, with the exception of the CRA examination discussed above. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

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

Valid When Made and True Lender

The FDIC has adopted a rule clarifying that a loan made by a state-chartered bank is considered “valid when made” pursuant to the preemptive authority in Section 27 of the FDIA, and therefore the loan’s original terms, including, among others, its interest rate, are valid and enforceable by any subsequent assignee, transferee, or buyer, regardless of the usury laws of other states, or the Valid-When-Made Rule. Under the Valid-When-Made Rule, the interest rate on a bank-made loan remains valid and enforceable even after the bank sells or transfers it to a party that could not have originated the loan on the same terms as the bank. The Valid-When-Made Rule does not address when a state-chartered bank is the “true lender” of a loan, and the ultimate effect of the FDIC rule remains uncertain in light of the overturning of the OCC's analogous rule pursuant to a Congressional Review Act resolution signed by President Biden, and other pending legal challenges to bank-fintech partnerships on the ground that the bank is not the “true lender.” We believe the impact to the Bank of the Valid-When-Made Rule will be minimal.

Future Legislation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. These legislative and regulatory changes are likely to accelerate under, and in response to, the new U.S. administration. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, and limit our ability to pursue business opportunities in an efficient manner.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Loan Portfolios and Business

Our business is heavily concentrated in consumer lending, which carries a risk of loss that is different from and typically higher than the risk of loss associated with commercial lending and which could be adversely affected by an economic downturn.

Our business is heavily concentrated in consumer lending. As a result, we are more susceptible to fluctuations and risks particular to consumer credit than a more diversified company would be. Our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. This includes, for example, the risk of recession, the impacts of inflation, which has in recent years and could continue to have an adverse effect on consumer spending, a rising interest rate environment, as well as the impact that geopolitical responses to international and regional wars have had on gasoline prices and the economic environment generally in the United States. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have a material adverse effect on our results of operations.

By its nature, lending to consumers carries with it different risks and typically a higher risk of consistent loss than commercial lending. Although the net interest margins are intended to be higher to compensate us for this increased risk, an economic downturn could result in higher loss rates and lower returns than expected and could affect the profitability of our consumer loan portfolios. During periods of economic slowdown, delinquencies, defaults, repossessions, and losses generally increase, and consumers may reduce their discretionary spending in areas such as recreation and home improvement, which constitute the significant majority of our business. These periods have been, and may continue to be, accompanied by increasing unemployment rates and declining values of consumer products securing outstanding accounts, which weaken collateral coverage and increase the amount of a loss in the event of default.

Additionally, the risk of recession, higher gasoline prices, volatile real estate values and market conditions, resets of adjustable rate mortgages to higher interest rates, increases in inflation, general availability of consumer credit, or other factors that impact consumer confidence or disposable income, could increase loss frequency and decrease consumer demand for RVs, boats, collector cars, and other consumer recreational equipment (including in connection with home improvement projects), as well as weaken collateral values on certain types of consumer products. Any decrease in consumer demand for those products could have a material adverse effect on our ability to originate new loans and, accordingly, on our business, financial condition, and results of operations.

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

Furthermore, our business is significantly affected by monetary and regulatory policies of the U.S. Federal Government and its agencies, which are in a greater state of flux under the new administration. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us, through interest rate changes, costs of compliance with increased regulation, and other factors. For example, the Federal Reserve raised the Federal Funds Rate several times in 2022 and 2023. If inflationary pressures return, our interest expense could increase faster than our interest income, reducing our net interest income and net interest margin, and continuing adverse impacts on consumer spending could reduce demand for our consumer loan products. These developments, along with United States government credit, debt ceiling and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile.

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

As of December 31, 2024, 37% of our recreation loans originated were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for credit losses, each of which could adversely affect our net income and financial condition. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

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

Our business, financial condition and results of operations could be negatively impacted if we are unsuccessful in developing and maintaining relationships with dealers, contractors, and FSPs.

We originate loans for retention in our loan portfolios by working with third-party sellers of consumer products and not by working directly with consumers. As a result, our ability to originate consumer loans depends on our relationships with a limited number of dealers, contractors, and FSPs. Although we have relationships with various dealers, contractors, and FSPs, none of our relationships are exclusive and each may be terminated at any time. In addition, a large proportion of our new loan originations is concentrated in our top ten relationships (48% in our home improvement portfolio and 38% in our recreation portfolio in 2024), and the loss of a significant relationship could have a negative effect on demand for our products and our new loan originations. There is also significant competition for the contractor and FSP relationships we depend on in connection with our home improvement lending segment. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing dealership, contractor, and FSP relationships generate decreased sales and loan volume all may have a material adverse effect on a substantial part of our business, financial condition and results of operations.

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business, financial condition and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as the risk of recession and other economic conditions, demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products or the availability of competing products. If we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease, and our operations could be adversely affected. Even if we do make changes to our product offerings to fulfill customer demand, customers may resist such changes or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and, by that time, it may be too late to make further modifications to such product without causing further adverse effects to our business, results of operations, and financial condition.

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

Our profitability may be directly affected by interest rate levels and fluctuations in interest rates. As interest rates change, our gross interest rate spread on originations either increases or decreases because the rates charged on the loans originated are limited by market and competitive conditions, sometimes restricting our ability to pass on increased interest costs to the consumer. For example, in 2024, as interest rates increased, our net interest margin decreased by 33 basis points. Additionally, although a significant percentage of our borrowers are non-prime and are not highly sensitive to interest rate movement, increases in interest rates may reduce the volume of loans we originate. While we monitor the interest rate environment and seek to mitigate the impact of increased interest rates, we cannot provide assurance that the impact of changes in interest rates can be successfully mitigated.

In addition, the majority of our loan portfolio consists of fixed-rate loans. To the extent our funding costs increase in response to an increase in market rates of interest, an abrupt increase in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at higher prevailing interest rates. As noted above, the Federal Reserve has raised certain benchmark interest rates in the past in an effort to combat inflation.

Additionally, because we borrow to fund our loans and investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. For example, in 2024 our net interest margin on gross loans decreased to 8.05% from 8.38%. Essentially all of our loans have fixed interest rates, while a portion of our borrowings may reprice at current higher rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

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

In addition, we may need to raise additional capital in the future to have sufficient capital resources and liquidity to meet our commitments, including the terms of the 2003 Capital Maintenance Agreement, and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of capital markets investors or other disruptions in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition, or results of operations.

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

Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. Although Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions arise that might affect the availability of brokered deposits. In particular, recent industry events have highlighted that the availability of deposits can change suddenly and in unpredictable ways. Although the Medallion Bank primarily funds its business using FDIC-insured deposits that generally cannot be withdrawn prior to maturity, there can be no assurance that this funding source will continue to be available on the same terms, or at all. In addition, Medallion Bank’s ability to rely on brokered deposits as a source of funding is subject to capitalization requirements set forth in the FDIC’s prompt corrective action framework. Medallion Bank may not accept or renew brokered deposits unless it is “well-capitalized”, or it is “adequately capitalized” and it receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts or renews brokered deposits under a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. See "Our Business - Supervision and Regulation" for additional information.

If the capital levels at Medallion Bank fall below the “well-capitalized” level as defined by the FDIC, or if it otherwise fails to maintain “well capitalized” status, Medallion Bank’s ability to raise brokered deposits would be materially impaired. If Medallion Bank’s capital levels fall below the “adequately-capitalized” level as defined by the FDIC, it would be unable to raise brokered deposits. Any impairment or inability to raise brokered deposits would have a material adverse effect on our business, financial condition, liquidity and results of operations. Brokered deposits may also not be as stable as other types of deposits, and if Medallion Bank experiences a period of sustained operating losses, the cost of attracting deposits from the brokered deposit market could increase significantly. Medallion Bank’s ability to manage its growth to stay within the “well-capitalized” level is critical to our ability to retain open access to this funding source.

Investors in our securities, may be adversely affected and may face significant losses (including the possibility of losing their entire investment) if Medallion Bank is unable to accept or renew brokered deposits or if its access to the brokered deposit market were impaired.

We depend on cash flow from our subsidiaries to make payments on our indebtedness and fund operations.

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make payments on our indebtedness and fund operations. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% Tier 1 leverage ratio (Tier 1 capital to average assets). As of December 31, 2024, Medallion Bank’s Tier 1 leverage ratio was 15.7%. We received dividends from Medallion Bank of $24.0 million and $20.0 million for the years ended December 31, 2024 and 2023 and received dividends from Medallion Capital of $1.6 million and $4.8 million for the years ended December 31, 2024 and 2023. All of the amounts received from Medallion Capital in 2023 were reinvested in Medallion Capital.

Legal and Regulatory Risks

We are subject to pending litigation with the SEC, the settlement of which remains subject to the approval of the Commissioners of the SEC and the Court, for certain violations of the federal securities laws, which could result in material fines and/or other sanctions and accordingly have a material adverse effect on our business, reputation, financial condition, results of operations and/or stock price, as well as a bar against our President and Chief Operating Officer.

As described in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K, on December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the antifraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation relates to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (BDC) under the Investment Company Act of 1940. In December 2024, the Company and its President and Chief Operating Officer reached an agreement in principle with the Division of Enforcement of the SEC, that if approved by the Commissioners of the SEC and the Court, would resolve this litigation. We cannot assure you that such approvals will be obtained.

Depending on the outcome of the litigation, and/or in the event that the Commissioners of the SEC or the Court were to decline to approve the settlement in principle, the Company could incur a loss and other penalties that could be material to the Company, its results of operations and/or financial condition, as well as a bar against its President and Chief Operating Officer. In addition, the Company has and may further incur significant legal fees and expenses in defending against such charges by the SEC and the Company may be subject to shareholder litigation relating to these SEC matters.

We operate in a highly regulated environment, and if we are found to be in violation of any of the federal, state, or local laws or regulations applicable to us, our business could suffer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act significantly changed federal financial services regulation and affects, among other things, the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. In addition to the statutory requirements under the Dodd-Frank Act, the legislation also delegated authority to U.S. banking, securities, and derivatives regulators to impose additional restrictions through required rulemaking. The Dodd-Frank Act requires a company that owns an industrial bank to serve as a “source of strength” to the institution and is also subject to the “Volcker Rule.” Although these requirements have not materially impacted us, we cannot assure you that they will not in the future.

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

Federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, are continually undergoing substantial review and change. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. Changes in the Presidential Administration or control of Congress also increase the likelihood of further changes to laws, regulations and supervisory practices affecting financial institutions, which could include more stringent requirements and greater scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations. Recent political developments, including the new presidential administration in the U.S., have added additional uncertainty with respect to new laws or regulations or changes in the interpretations or enforcement of existing laws or regulations, including potential deregulation in some areas.

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

We are subject to various privacy, information security, and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program comprised of safeguards appropriately based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification requirements in certain circumstances in the event of a security breach. Moreover, numerous states have adopted, or are considering adopting, privacy, information security, and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level.

Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

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

If any of the various dealers, contractors, FSPs or Strategic Partners through which we originate loans fails to fulfill their obligations to consumers or comply with applicable law, we may incur remediation costs. Although the dealers, contractors, FSPs and Strategic Partners that we contract with are required to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not, or a consumer might allege that they did not. This, in turn, can result in claims against us or in loans being uncollectible. In those cases, we may decide that it is beneficial to remediate the situation, either by assisting the consumers to get a refund, working with the dealers, contractors, FSPs or Strategic Partners to modify the terms of the loans or reducing the amount due by making a concession to the consumer or otherwise. Historically, the cost of remediation has not been material to our business, but it could be in the future.

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

Because Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act and Medallion Financial Corp. is a “financial institution holding company” within the meaning of the Utah Financial Institutions Act, federal and Utah law and regulations prohibit any person or company from acquiring control Medallion Bank or Medallion Financial Corp., without, in most cases, prior written approval of the FDIC or the Commissioner of the Utah Department of Financial Institutions, as applicable. Under the Change in Bank Control Act, control is conclusively presumed if, among other things, a person or company acquires 25% or more of any class of the Bank’s voting stock. A rebuttable presumption of control arises if a person or company acquires 10% or more of any class of voting stock and is subject to a number of specified “control factors” as set forth in the applicable regulations. Although Medallion Bank is an “insured depository institution” within the meaning of the Federal Deposit Insurance Act and the Change in Bank Control Act, your investment in the Company is not insured or guaranteed by the FDIC, or any other agency, and is subject to loss. Under the Utah Financial Institutions Act, control is defined as the power, directly or indirectly, or through or in concert with one or more persons to: (a) direct or exercise a controlling influence over (i) management or policies of a financial institution or (ii) the election of a majority of the directors or trustees of an institution or (b) vote 25% or more of any class of voting securities of a financial institution. In addition, under Utah law, there is a rebuttable presumption that a person has control of a Utah financial institution if the person has the power, directly or indirectly, or through concern with one or more persons, to vote more than 10% but less than 25% of any class of voting securities of a financial institution. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock.

Risk Relating to Our Growth and Operations

Competition with other lenders could adversely affect us.

The consumer lending market is very competitive and is served by a variety of entities, including banks, savings and loan associations, credit unions, independent finance companies, and financial technology companies. The recreation lending and home improvement lending markets are also highly fragmented, with a small number of lenders capturing large shares of each market and many smaller lenders competing for the remaining market share. Our competitors often seek to provide financing on terms more favorable to consumers or dealers, contractors, and FSPs than we offer. Many of these competitors also have long-standing relationships with dealers, contractors, and FSPs and may offer other forms of financing that we do not offer, e.g., credit card lending. We anticipate that we will encounter greater competition as we expand our operations, and competition may also increase in more stable or favorable economic conditions. In addition, certain of our competitors are not subject to the same regulatory requirements that we are and, as a result, these competitors may have advantages in conducting certain business and providing certain services and may be more aggressive in their loan origination activities. Increasing competition could also require us to lower the rates we charge on loans in order to maintain our desired loan origination volume, which could also have a material adverse effect on our business, financial condition and results of operations.

We have in the past and may in the future pursue new strategies and lines of business, such as our Strategic Partnership Program, and we may face enhanced risks as a result of these changes in strategy, including from transacting with a broader array of customers and exposure to new assets, activities and markets.

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

We may continue to change our strategy and enter new lines of business, including through the acquisition of another company, acquisitions of new types of loan portfolios or other asset classes, expansion of our deposit-taking activities, or otherwise, in the future. Any new business initiatives, including our Strategic Partnership Program, have in the past and may in the future expose us to new and enhanced risks, including new credit-related, compliance, fraud, market and operational risks, increased compliance and operating costs, different and potentially greater regulatory scrutiny of such new activities and assets, and may expose us to new types of customers as well as asset classes, activities and markets.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers and the personal information of our customers and employees, in third-party data centers, and on our systems. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security and business continuity measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions, or vulnerable to disruptions, including those resulting from systems failures, operational events, employee error, or incidents affecting our third-party service providers (or providers to those third-party service providers). Any such breach or disruption could compromise our systems and the information stored there could be accessed, publicly disclosed, destroyed, lost, or stolen. Any such access, disclosure, destruction or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business. In addition, we may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a security breach or other information technology disruption that affects us. We and our service providers have implemented work-from-home arrangements, which has increased the risk of security breaches and other disruptions.

We have been, and likely will continue to be, the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber-attacks have not had a material impact on our financial condition, results, operations, or business. However, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our work-from home arrangements, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems. In addition, our increasing interconnectivity with service providers, dealers, contractors, FSPs, and Strategic Partners including through application programming interfaces, increases the risk that a security breach or other disruption affecting a third party materially affects our ability to conduct business. Regulatory agencies have also become increasingly focused on cybersecurity incidents, and we may incur additional expenses in order to comply with new obligations.

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

We or our third-party vendors, service providers, Strategic Partners, dealers, contractors or FSPs with which we have relationships have in the past developed and incorporated, and may in the future develop or incorporate AI technology tools in certain business processes, services or products. Although we currently do not use any AI tools or models in critical areas of our business, and are not aware of any third-parties that use AI tools or models in a manner that would materially affect our business, the development and use of AI present a number of risks and challenges to our business.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI, as well as provisions regarding intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could make it more difficult for us to incorporate potentially beneficial AI tools in an efficient and effective manner, increase our compliance costs and the risk of non-compliance. AI models, notably generative AI models, may produce output or take action that is incorrect, result in the release of private, confidential or proprietary information, reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made.

The risks would increase as we may increase our use of AI models, and in doing so, rely on AI models developed by third parties. Such reliance would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and on the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Additionally, we are exposed to risks related to the use of AI technologies by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries.

Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation, public perception of our business, or the effectiveness of our security measures.

In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or exchange, which could pose a threat to financial stability.

Acts of violence or war, natural disasters, and terrorist attacks may affect any market for our securities, impact the businesses in which we invest, and harm our operations and profitability.

Acts of violence or war, natural disasters, and terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further acts of violence or war globally or domestically, major natural disasters hitting the United States or terrorist attacks against the U.S. or U.S. businesses. Such events in the U.S. or elsewhere may impact the businesses in which we directly or indirectly invest by undermining economic conditions in the United States. In addition, a portion of our business is focused on the New York City metropolitan area, which suffered a terrorist attack in 2001 and has faced continued threats. Another terrorist attack in New York City or elsewhere could severely impact our results of operations. Losses resulting from terrorist attacks are generally uninsurable.

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

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of the dealers, contractors, FSPs, and Strategic Partners that sell our consumer products are of critical importance. Our current and former directors, and employees could engage or could have engaged in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, third-party relationships and ability to forge new relationships with third-party dealers, contractors, FSPs or Strategic Partners. Our business often requires that we deal with confidential information. If our current and former directors, and employees were to improperly use or disclose this information or previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our current and former employees or directors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2024, we had $2.4 billion of outstanding indebtedness with a weighted average borrowing cost of 4.03%.

Approximately $0.9 billion of our borrowing relationships have maturity dates during 2025, a vast majority of which are brokered certificates of deposit. We currently have $33.0 million of indebtedness of which the interest rate is SOFR-based. See Note 5 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2024 by $2.2 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $2.7 million at December 31, 2024. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Climate change could disrupt our business and new regulations or guidance relating to climate change may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

Climate change may cause extreme weather events that may disrupt our operations, the operations of the FSPs, dealers or contractors with which we have relationships, or the businesses and employers of our borrowers. Any such disruptions could adversely affect our business, results of operations and ability to originate new loans. Climate change and the transition to a less carbon-dependent economy could also have a negative impact on origination volumes in our Recreation Lending segment if demand for recreational vehicles decreases due to climate-related concerns. In addition, our credit risks could increase and demand for our products could decrease if and to the extent our borrowers work in industries that are negatively affected by climate change and climate transition efforts.

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

If our underwriting processes do not adequately assess risk, contain errors or are otherwise ineffective, whether due to automation or otherwise, our reputation and relationships with dealers, contractors and FSPs could be harmed, our market share could decline and our financial condition, liquidity and result of operations could be adversely affected.

Our ability to maintain relationships with dealers, contractors and FSPs is significantly dependent on our ability to effectively evaluate a borrower's credit profile and likelihood of default in a timely fashion. To conduct this evaluation, we utilize credit, pricing, loss forecasting and scoring models that allow us to automate elements of our underwriting processes. Our models are based on algorithms that evaluate several factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future credit loss. We have also been increasing the role of technology and automation in our credit underwriting processes. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates. Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, whether due to flaws in model design, inaccurate or insufficient data or otherwise, we may experience higher than forecasted losses and our financial condition, liquidity and results of operations could be adversely affected.

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

We are subject to a variety of risks in connection with any sales of loans we may conduct.

From time to time, we have sold portfolios of our consumer loans to manage our capital levels and facilitate future originations to meet customer demand. We anticipate completing a sale of a portfolio of our Recreation loans in the first half of 2025, and we may conduct additional sales of portions of our consumer loan portfolios in the future. These loan sales subject us to a variety of risks, which we discuss further below.

When we sell consumer loans, we are required to make customary representations and warranties to the purchaser about the loans and the manner in which they were originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase or provide substitute loans for part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud on a loan we have sold. In the past we have had to, and may in the future have to, indemnify purchasers for losses or repurchase loans in connection with alleged breaches of representations and warranties. Such indemnifications and repurchases could have a material adverse effect on our liquidity, business, financial condition or results of operations.

In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We must exercise our judgment in determining when loans must be reclassified from held for investment status to held for sale status under applicable accounting guidelines, and loans that have been reclassified to held for sale may ultimately not be sold in a timely manner, or at all. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our policy is to carry loans held for sale at the lower of cost or fair value. Prior to being sold, any loans classified as held for sale may be adversely affected by market conditions, including changes in interest rates, and by changes in the borrower’s creditworthiness, and the fair value associated with these loans, including any loans originated for sale in the secondary market, may decline prior to being sold. We may be required to reduce the value of any loans we mark held for sale as a result, which could have a material adverse effect on our business, financial condition or results of operations.

Loan portfolio sales we have conducted have generally included loans with stronger credit characteristics than the overall composition of our loan portfolio. Accordingly, following those transactions, the overall credit characteristics of our loan portfolio declined due to the transfer of the loans with stronger credit characteristics. The credit characteristics of our loan portfolio could change as a result of the foregoing loan sale and future loan sales, and other characteristics could change as well. For example, if we sell loans with less favorable credit characteristics, the net interest income and net interest margin for our loan portfolio could be adversely affected because loans with less favorable credit characteristics typically generate more net interest income and higher net interest margin.

Although we have engaged in sales of loan portfolios in the past and anticipate completing a loan sale in the near future, there can be no assurance that we will continue do so in the future. When we have engaged in loan sales in the past, our non-interest income for the period in which the sale occurred has increased relative to periods in which we did not conduct loan sales. Accordingly, if attractive sale opportunities were not available, or the Bank were to decide not to pursue sales of loan portfolios in order to support its growth, we may not sell any loans, which, in turn, could have a material adverse effect on our non-interest income.

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

ITEM 2. PROPERTIES

We lease office space in New York City for our corporate headquarters under a lease expiring in April 2027. Our New York City office space also handles loan origination and subsidiary operations and our taxi medallion lending segment. Medallion Bank leases office space in Salt Lake City, Utah under a lease expiring in November 2030, which handles the recreation and home improvement lending segments. We also lease office space in Excelsior, Minnesota under a lease expiring February 2031, which handles our commercial lending segment. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2019 and compares the Company’s common stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2019 in each of the Company’s common stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2019, with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 12, 2025, there were approximately 170 holders of record of our common stock. On March 12, 2025, the last reported sale price of our common stock was $8.72 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend. A dividend of $0.10 per share was paid in March, May, and August 2024. On October 25, 2024, the Company’s board of directors authorized and increased the quarterly dividend to $0.11 per share, and a dividend of $0.11 per share was paid in November 2024. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2025 for our 2025 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. During the year ended December 31, 2024 we repurchased 570,404 shares of our common stock at an aggregate cost of $4.6 million. Accordingly, as of December 31, 2024, up to $15,392,299 of shares remain authorized for repurchase under our stock repurchase program.

The following table presents our purchases for the year ended December 31, 2024.

	Total Numbers of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount Paid	Maximum Approximate Dollar Value of Shares that May Yet to Be Purchased under the Plans or Programs
January 1 - January 31	—	$—	—	$—	$19,998,012
February 1 - February 29	88,840	7.92	703,587	703,587	19,294,424
March 1 - March 31	175,320	8.11	1,421,942	1,421,942	17,872,483
April 1 - April 30	—	—	—	—	17,872,483
May 1 - May 31	107,000	8.15	872,413	872,413	17,000,070
June 1 - June 30	76,900	8.35	642,241	642,241	16,357,829
July 1 - July 31	—	—	—	—	16,357,829
August 1 - August 31	122,344	7.89	122,344	965,530	15,392,299
September 1 - September 30	—	—	—	—	15,392,299
October 1 - October 31	—	—	—	—	15,392,299
November 1 - November 30	—	—	—	—	15,392,299
December 1 - December 31	—	—	—	—	15,392,299
Total	570,404	$8.07	3,762,527	$4,605,713	$15,392,299

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2024, 2023, and 2022. This section is intended to provide management's perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 19. Additionally, more information about our business activities can be found in “Business.”

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of December 31, 2024, our consumer loans represented 95% of our gross loan portfolio, inclusive of loans held for sale, and commercial loans represented 4%. Total assets were $2.9 billion as of December 31, 2024 and $2.6 billion as of December 31, 2023.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to consumers, debentures issued to and guaranteed by the SBA, privately placed notes, trust preferred securities, and preferred stock of the Bank. Net interest income fluctuates with changes in the yield on our loan portfolios and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us. Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation and economic health, as well as other factors which contribute to competition and changes in the demand for our loan products. We are taking steps in the event of a potential economic downturn and in light of the current inflationary environment to moderate the pace of our recent growth.

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

CRITICAL ACCOUNTING ESTIMATES

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

Our methodology to calculate the general reserve portion of the allowance includes the use of quantitative and qualitative factors. We initially determine an allowance based on quantitative loss factors for loans evaluated collectively for impairment. The quantitative loss factors are based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Qualitative loss factors are used to modify the reserve determined by the quantitative factors and are designed to account for losses that may not be included in the quantitative calculation according to management’s best judgment. If our qualitative loss factor rates were to increase 50 basis points, our recreation and home improvement general reserve would increase by $7.1 million and $4.1 million, respectively. Likewise, if our qualitative loss factor rates were to decrease 50 basis points, our recreation and home improvement general reserve would decrease by $7.1 million and $4.1 million, respectively.

The allowance is maintained at a level estimated by management to absorb probable credit losses inherent in the loan portfolios based on management’s evaluation of the portfolios, the related credit characteristics, and macroeconomic factors affecting the portfolios. As of December 31, 2024 and 2023, the allowance totaled $97.4 million and $84.2 million, which represented 4.12% and 3.80% of total loans held for investment, respectively. The increase in the allowance for credit losses as of December 31, 2024 was primarily driven by the changes in qualitative factors which increased the necessary allowance for credit losses for recreation loans which were partially offset by the decrease in the necessary allowance for home improvement loans. Additionally, growth in our recreation and home improvement loan portfolios required additional allowance commensurate with portfolio growth.

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

Goodwill and Intangible Assets

Goodwill assets arose as a result of the excess of fair value over book value for several of our previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under our new reporting and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis.

As of December 31, 2024 and 2023, we had goodwill of $150.8 million, all of which related to our recreation and home improvement lending segments. As of December 31, 2024 and 2023, we had intangible assets of $19.1 million and $20.6 million. We recognized $1.4 million of amortization expense on the intangible assets for each of the years ended December 31, 2024, 2023 and 2022.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at December 31, 2024. The third-party expert’s assessment determined that it was more likely than not that the fair value of both the recreation lending and home improvement lending segments individually were not less than the carrying value of each of these segments. Based upon inputs and analysis deemed appropriate by the third-party expert, the third-party expert concluded that a fair value premium existed in excess of carrying value with respect to the recreation and home improvement lending segments.

In evaluating both segments, a combination of an income approach (weighted 50%), an earnings-based market approach (weighted 25%), and a book value-based market approach (weighted 25%) were employed by the third-party expert. For the income approach, a discounted cash flow analysis was used. Key inputs and assumptions used in the discounted cash flow analysis included future projected cash flows, risk-adjusted discount rates, capital requirements, and future economic and market conditions. For both segments, a discount rate was estimated using the risk-free interest rate adjusted for specific risk and size premiums, resulting in a discount rate of 17.5% for the recreation lending segment and 16.5% for the home improvement lending segment. For both segments, growth rates consistent with our plan were employed by the third-party expert for a five year period, and a long-term growth rate of 3% was utilized in determining the terminal fair value.

Determining the fair value of a lending segment or an indefinite-lived intangible asset involves the use of significant estimates and assumptions. We believe that the fair value estimates determined by the third-party expert were based on reasonable assumptions and appropriate for the purpose of assessing goodwill for impairment. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates. In addition, we also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. To the extent that we were unable to grow either the recreation lending or home improvement lending segment at the levels forecasted, if we were unable to issue new loans at rates and terms consistent with current practices, and if our cost of borrowings were to increase significantly from current levels without the ability to pass along those rate increases to new borrowers, the fair value of these segments could deteriorate to a level which would require an impairment of goodwill.

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$34,074	$1,523	4.47%	$23,773	$881	3.71%	$4,288	$153	3.57%
Federal funds sold	61,975	3,789	6.11	70,021	3,130	4.47	71,847	956	1.33
Investment securities	55,004	2,074	3.77	52,065	1,728	3.32	46,832	1,176	2.51
Loans
Recreation	1,459,456	194,131	13.30	1,283,434	167,765	13.07	1,085,211	139,145	12.82
Home improvement	783,677	74,036	9.45	708,031	62,703	8.86	526,377	44,703	8.49
Commercial	110,202	14,033	12.73	99,394	12,903	12.98	87,936	9,705	11.04
Taxi medallion	3,278	623	19.01	5,924	1,550	26.16	13,803	627	4.54
Strategic partnerships	2,624	493	18.75	1,387	380	27.40	537	156	29.05
Total loans	2,359,237	283,316	12.01	2,098,170	245,301	11.69	1,713,864	194,336	11.34
Total interest-earning assets, before allowance	2,510,290		11.56	2,244,029		11.19	1,836,831		10.70
Allowance for credit losses	(84,471)			(76,596)			(56,866)
Total interest-earning assets, net of allowance	2,425,819	290,702	11.99%	2,167,433	251,040	11.58%	1,779,965	196,621	11.06%
Non-interest-earning assets
Cash	46,647			16,704			39,535
Equity investments	11,175			11,036			10,570
Loan collateral in process of foreclosure	9,692			18,230			28,823
Goodwill and intangible assets	170,673			172,118			173,563
Other assets	56,270			52,680			46,794
Total non-interest-earning assets	294,457			270,768			299,285
Total assets	$2,720,276			$2,438,201			$2,079,250
Interest-bearing liabilities
Deposits	$1,994,406	$70,509	3.54%	$1,764,262	$47,784	2.71%	$1,440,328	$22,666	1.57%
Privately placed notes	141,808	12,255	8.64	123,808	10,286	8.31	121,000	10,008	8.27
SBA debentures and borrowings	72,173	2,850	3.95	68,519	2,387	3.48	69,188	2,228	3.22
Trust preferred securities	33,000	2,553	7.74	33,000	2,489	7.54	33,000	1,283	3.89
Total interest-bearing liabilities	2,241,387	88,167	3.93	1,989,589	62,946	3.16	1,663,516	36,185	2.17
Non-interest-bearing liabilities
Deferred tax liability	21,048			23,747			22,187
Other liabilities (1)	34,010			37,749			30,574
Total non-interest-bearing liabilities	55,058			61,496			52,761
Total liabilities	2,296,445			2,051,085			1,716,277
Non-controlling interest	69,253			69,253			69,253
Total stockholders’ equity	354,578			317,863			293,720
Total liabilities and equity	$2,720,276			$2,438,201			$2,079,250
Net interest income		$202,535			$188,094			$160,436
Net interest margin, gross			8.05			8.38			8.73
Net interest margin, net of allowance			8.35%			8.68%			9.05%
(1)
Includes deferred financing costs of $8.2 million, $8.5 million, and $7.0 million as of December 31, 2024, 2023, and 2022.

For the year ended December 31, 2024, our total loans yielded 12.01% as compared to 11.69% for the year ended December 31, 2023. The 32 basis point increase reflects a higher yield on our loan portfolios, as we have increased the rates charged on new consumer originations over the past year as prevailing market interest rates have remained high. We have used the higher interest rate environment as an opportunity to increase the rates on both newly issued recreation and home improvement loans, which is expected to continue to increase the yield on these portfolios over time, as well as increase the credit quality of our new issuances, particularly in our recreation segment, with the average FICO scores, measured at origination, of our total recreation loans outstanding being 685 and 683 as of December 31, 2024 and 2023. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the year ended December 31, 2024 of 3.93% increased 77 basis points from 3.16% for the year ended December 31, 2023, attributable to the current higher interest rate environment, particularly the higher cost associated with our deposits. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the year ended December 31, 2024, we issued deposits for three-month certificates at rates as high as 4.89% for both 36 month and 60 month certificates, with the most recent 36 month and 60 month issuances in 2024 at rates of 4.19%. and 4.13%. We have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$125	$1,177	$1,302	$755	$2,147	$2,902	$174	$223	$397
Investment securities	111	235	346	174	378	552	41	366	407
Loans
Recreation	23,478	2,888	26,366	25,911	2,709	28,620	26,435	(5,595)	20,840
Home improvement	7,166	4,167	11,333	16,087	1,913	18,000	12,912	(2,413)	10,499
Commercial	1,380	(250)	1,130	1,487	1,711	3,198	2,382	818	3,200
Taxi medallion	(504)	(423)	(927)	(2,062)	2,985	923	(526)	2,704	2,178
Strategic partnerships	233	(121)	112	233	(9)	224	136	(2)	134
Total interest income from loans	$31,753	$6,261	$38,014	$41,656	$9,309	$50,965	$41,339	$(4,488)	$36,851
Total interest income from interest-earning assets	$31,989	$7,673	$39,662	$42,585	$11,834	$54,419	$41,554	$(3,899)	$37,655
Interest-bearing liabilities
Deposits	$8,159	$14,566	$22,725	$8,774	$16,344	$25,118	$4,812	$311	$5,123
Privately placed notes	1,560	409	1,969	233	45	278	24	(242)	(218)
SBA debentures and borrowings	145	318	463	(23)	182	159	143	(31)	112
Trust preferred securities	—	64	64	—	1,206	1,206	—	302	302
Notes payable to banks	—	—	—	—	—	—	(134)	—	(134)
Other borrowings	—	—	—	—	—	—	(140)	—	(140)
Total interest expense from interest-bearing liabilities	$9,864	$15,357	$25,221	$8,984	$17,777	$26,761	$4,705	$340	$5,045
Net	$22,125	$(7,684)	$14,441	$33,601	$(5,943)	$27,658	$36,849	$(4,239)	$32,610
For the year ended December 31, 2024, the increase in interest income was mainly driven by the increase in the size of the consumer loan portfolios, as well as an increase in overall yield on interest-earning assets as we issue new loans at interest rates greater than the weighted average rates of our current portfolio. The increase in interest expense was driven by an increase in borrowing costs, primarily due to the increases in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table presents the average borrowings and related borrowing costs for the years ended December 31, 2024, 2023, and 2022. We expect our borrowing costs to further increase as we take deposits and borrow other funds at the currently higher prevailing rates.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the SBIA and SBA regulations. In July 2023, we obtained a $20.0 million commitment from the SBA, $9.8 million of which has been utilized as of December 31, 2024, with $10.2 million currently drawable. In February 2024, we obtained an $18.5 million commitment from the SBA, with $0.3 million currently drawable, and the balance of $18.2 million drawable upon the infusion of $9.1 million of capital.

At December 31, 2024 and 2023, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the years ended December 31, 2024 and 2023, there was continued growth in the recreation and home improvement segments. The tables below present the activity of the total loan portfolio, inclusive of loans held for sale and loans held for investment.

December 31, 2024 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	526,634	298,642	14,300	250	203,627	1,043,453
Principal receipts, sales, and maturities	(232,414)	(213,600)	(17,949)	(886)	(196,794)	(661,643)
Charge-offs	(69,349)	(18,035)	(71)	(124)	—	(87,579)
Transfer to loan collateral in process of foreclosure, net	(24,921)	—	(1,627)	(994)	—	(27,542)
Amortization of origination fees and costs, net	(13,502)	4,288	41	—	—	(9,173)
Origination fees and costs, net	20,569	(4,701)	(78)	—	—	15,790
Paid-in-kind interest	—	—	1,830	—	—	1,830
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
(1)
Includes loans held for sale and loans held for investment.

December 31, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	447,039	357,394	34,850	2,426	118,338	960,047
Principal receipts, sales, and maturities	(231,158)	(209,894)	(13,389)	(6,859)	(118,357)	(579,657)
Charge-offs	(50,512)	(12,308)	(1,019)	(3,829)	—	(67,668)
Transfer to loan collateral in process of foreclosure, net	(18,875)	—	—	(2,306)	—	(21,181)
Amortization of origination fees and costs, net	(12,270)	2,668	14	—	—	(9,588)
Origination fees and costs, net	18,490	(3,642)	(164)	660	—	15,344
Paid-in-kind interest	—	—	1,636	—	—	1,636
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886

The following table presents the approximate maturities and sensitivity to change in interest rates for our loans as of December 31, 2024.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$144,819	$247,726	$1,831,257	$219,921	$2,443,723
Recreation	119,296	120,366	1,210,853	41,372	1,491,887
Home improvement	10,862	28,497	613,169	178,549	831,077
Commercial	6,158	98,071	7,235	—	111,464
Strategic partnerships	7,386	—	—	—	7,386
Taxi medallion	1,117	792	—	—	1,909
Adjustable-rate	$474	$179	$—	$—	$653
Recreation	474	179	—	—	653
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans (1) (2)	$145,293	$247,905	$1,831,257	$219,921	$2,444,376
(1)
Excludes strategic partnership loans.
(2)
Excludes deferred costs.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level estimated by management to absorb expected future losses in the portfolios. As of December 31, 2024 and 2023, the allowance totaled $97.4 million and $84.2 million, which represented 4.12% and 3.80% of total loans held for investment, respectively. The increase in allowance for credit losses as of December 31, 2024 was primarily driven by rising loss rates, elevated delinquencies, and expected losses in our recreation loans, partially offset by a decrease in expected losses in our home improvement loans.

The following table presents the activity in the allowance for credit losses for December 31, 2024 and 2023.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2022	$41,966	$11,340	$1,049	$9,490	$63,845
Charge-offs	(50,512)	(12,308)	(1,019)	(3,829)	(67,668)
Recoveries	11,449	2,886	10	22,191	36,536
Provision (benefit) for credit losses	44,592	17,583	1,988	(26,353)	37,810
CECL transition amount upon ASU 2016-13 adoption	10,037	1,518	2,120	37	13,712
Balance at December 31, 2023	57,532	21,019	4,148	1,536	84,235
Charge-offs	(69,349)	(18,035)	(71)	(124)	(87,579)
Recoveries	14,924	4,094	29	5,163	24,210
Provision (benefit) for credit losses	67,995	13,458	1,084	(6,035)	76,502
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
(1)
As of December 31, 2024, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $165.3 million, including $98.6 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for us.

The following tables present the gross charge-offs for the years ended December 31, 2024 and 2023, by the year of origination:

December 31, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$3,203	$18,540	$22,883	$10,789	$4,222	$9,712	$69,349
Home improvement	841	5,766	6,412	3,131	815	1,070	18,035
Commercial	—	71	—	—	—	—	71
Taxi medallion	—	—	—	—	—	124	124
Total	$4,044	$24,377	$29,295	$13,920	$5,037	$10,906	$87,579

December 31, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$3,136	$18,836	$10,857	$5,115	$5,001	$7,567	$50,512
Home improvement	2,196	5,686	2,662	702	435	627	12,308
Commercial	—	—	119	—	900	—	1,019
Taxi medallion	—	—	—	—	—	3,829	3,829
Total	$5,332	$24,522	$13,638	$5,817	$6,336	$12,023	$67,668

The following tables present the allowance for credit losses for loans held for investment, by type, as of December 31, 2024 and 2023:

December 31, 2024 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$71,102	73%	5.00%	440.07%
Home improvement	20,536	21	2.48	127.11
Commercial	5,190	5	4.66	32.12
Taxi medallion	540	1	28.29	3.34
Total	$97,368	100%

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	Year Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Recreation	$10,018	0.4%	$9,095	0.4%	$7,365	0.4%
Home improvement	1,386	*	1,502	0.1	579	*
Commercial	16,337	0.7	6,240	0.3	74	*
Taxi medallion	—	—	—	—	885	*
Total loans 90 days or more past due	$27,741	1.1%	$16,837	0.8%	$8,903	0.5%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%.

The following tables present the activity of loan collateral in process of foreclosure for the December 31, 2024 and 2023.

Year Ended December 31, 2024 (Dollars in thousands)	Recreation	Commercial	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$—	$9,993	$11,772
Transfer from loans, net	24,921	1,627	994	27,542
Sales	—	—	(39)	(39)
Cash payments received	(9,287)	—	(4,225)	(13,512)
Collateral valuation adjustments (1)	(15,421)	—	(410)	(15,831)
Loan collateral in process of foreclosure – December 31, 2024	$1,992	$1,627	$6,313	$9,932
(1)
Collateral valuation adjustments for recreation loans are generally the result of the liquidation of collateral through a repossession process. Due to the short-term nature of the liquidation process, collateral valuation adjustments on recreation loans are recorded as charge-offs to the allowance for credit losses on loans as this is an adjustment to the initial estimate on the fair value, less estimated costs to sell that was initially estimated in the preliminary charge off and amount transferred to collateral in process of foreclosure.

Year Ended December 31, 2023 (Dollars in thousands)	Recreation	Commercial	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$—	$20,443	$21,819
Transfer from loans, net	18,875	—	2,306	21,181
Sales	(7,890)	—	(700)	(8,590)
Cash payments received	(730)	—	(11,311)	(12,041)
Collateral valuation adjustments (1)	(9,852)	—	(745)	(10,597)
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$—	$9,993	$11,772
(1)
Collateral valuation adjustments for recreation loans are generally the result of the liquidation of collateral through a repossession process. Due to the short-term nature of the liquidation process, collateral valuation adjustments on recreation loans are recorded as charge-offs to the allowance for credit losses on loans as this is an adjustment to the initial estimate on the fair value, less estimated costs to sell that was initially estimated in the preliminary charge off and amount transferred to collateral in process of foreclosure.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also show results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 67%, 67%, and 71% of our interest income for the years ended December 31, 2024, 2023, and 2022.

We maintain relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 38% of recreation lending’s new loan originations for the year ended December 31, 2024. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of December 31, 2024. The loans are fixed rate with an average term at origination of 14 years. The weighted average maturity of our loans outstanding as of December 31, 2024 is 11 years.

The loans are secured primarily by RVs, boats, collector cars, and trailers, with RV loans making up 55% of the portfolio, boat loans making up 20%, and collector cars making up 11% of the portfolio as of December 31, 2024, compared to 54%, 19%, and 10% as of December 31, 2023. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, at 16% and 10% of loans outstanding with no other states at or above 10%. As of December 31, 2024, 2023, and 2022, the weighted average FICO, measured at origination, scores of all recreation loans outstanding were 685 (683 exclusive of loans held for sale), 683, and 671. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2024, 2023, and 2022 were 685, 686, and 676.

During the year ended December 31, 2024, the recreation portfolio grew 15% from $1.3 billion to $1.5 billion, with the average interest rate increasing 28 basis points to 15.07% from a year ago. Additionally, during the year ended December 31, 2024, the allowance for credit losses increased 24% from December 31, 2023, with the increase reflecting the 15% growth in the portfolio we experienced as well as rising loss rates and various economic factors.

During the year ended December 31, 2024, we originated $526.6 million recreation loans, an increase of $79.6 million compared to the $447.0 million originated in 2023. Originations increased despite more restrictive underwriting standards and management's efforts to mitigate concentration risks. The following table presents quarterly originations for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
First Quarter	$105,765	$101,681	$114,406
Second Quarter	209,563	190,007	170,207
Third Quarter	139,105	92,603	149,151
Fourth Quarter	72,201	62,748	79,298
Year Ended	$526,634	$447,039	$513,062

As of December 31, 2024, 37% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the years ended December 31, 2024, 2023, and 2022.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
2024	$526,634	$185,334	35%
2023	$447,039	$152,045	34%
2022	$513,062	$180,697	35%

The following table presents selected financial data and ratios as of and for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Selected Earnings Data
Total interest income	$194,131	$167,765	$139,145
Total interest expense	46,123	31,436	17,932
Net interest income	148,008	136,329	121,213
Provision for credit losses	67,995	44,592	22,802
Net interest income after credit loss provision	80,013	91,737	98,411
Other income	756	376	—
Operating expenses:
Salaries	(12,644)	(11,734)	(9,969)
Loan servicing fees and collection costs	(12,038)	(10,714)	(9,403)
Other costs	(8,446)	(10,153)	(11,091)
Net income before taxes	47,641	59,512	67,948
Income tax provision	(15,181)	(17,231)	(17,989)
Net income after taxes	$32,460	$42,281	$49,959
Balance Sheet Data
Total loan, gross (1)	$1,543,243	$1,336,222	$1,183,512
Allowance for credit losses	71,102	57,532	41,966
Total loans, net	1,472,141	1,278,690	1,141,546
Total assets	1,494,445	1,297,870	1,154,680
Total segment borrowings	1,239,592	1,062,584	936,789
Selected Financial Ratios
Return on average assets	2.29%	3.36%	4.38%
Return on average equity	15.11	21.24	26.66
Interest yield	13.30	13.07	12.82
Net interest margin, gross	10.14	10.62	11.17
Net interest margin, net of allowance	10.58	11.09	11.57
Reserve coverage (2)	5.00	4.31	3.55
Delinquency status (3)	0.67	0.70	0.64
Charge-off ratio (4)	3.72	3.04	1.22
(1)
Inclusive of both loans held for investment and loans held for sale.
(2)
Allowance for credit losses as a percent of loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
Net charge-offs as a percent of annual average gross loans.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in roofs, swimming pools, and windows at 36%, 27%, and 13% of total loans outstanding as of December 31, 2024, as compared to 41%, 20%, and 13% as of December 31, 2023, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas at 12% and 11% of loans outstanding December 31, 2024, with no other states at or above 10%. As of December 31, 2024, 2023, and 2022, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding were 767, 764, and 753. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2024, 2023, and 2022 were 781, 771, and 758.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 900 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 48% of home improvement lending’s new loan originations for the years ended December 31, 2024 and 2023. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $20,000 as of December 31, 2024. The loans are fixed rate with an average term at origination of 15 years. The weighted average maturity of our loans outstanding as of December 31, 2024 is 13 years.

During the year ended December 31, 2024, the home improvement portfolio grew 9% from $760.6 million to $827.2 million, with the allowance for credit losses increasing 10% from a year ago reflecting the growth in our portfolio, offset by improvement in credit performance and various other economic factors. The average interest rate charged on our loans increased 30 basis points to 9.81% from the prior year.

During the year ended December 31, 2024, we originated $298.6 million home improvement loans, compared to $357.4 million in the prior year. The decrease was driven in part by ongoing restrictive underwriting standards and management's continued efforts to mitigate concentration risks. The following table presents quarterly originations for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
First Quarter	$51,576	$94,981	$89,820
Second Quarter	67,990	117,035	105,172
Third Quarter	96,545	79,333	100,451
Fourth Quarter	82,531	66,045	97,100
Year Ended	$298,642	$357,394	$392,543

As of December 31, 2024, less than 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the years ended December 31, 2024, 2023, and 2022.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
2024	$298,642	$586	*
2023	$357,394	$3,094	1%
2022	$392,543	$5,068	1%

(*) Less than 1%.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Selected Earnings Data
Total interest income	$74,036	$62,703	$44,703
Total interest expense	26,277	18,137	7,697
Net interest income	47,759	44,566	37,006
Provision for credit losses	13,458	17,583	7,616
Net interest income after credit loss provision	34,301	26,983	29,390
Other income	11	6	14
Operating expenses:
Salaries	(8,031)	(8,226)	(6,443)
Loan servicing fees and collection costs	(3,263)	(3,024)	(2,413)
Other costs	(4,292)	(5,502)	(4,658)
Net income before taxes	18,726	10,237	15,890
Income tax provision	(5,967)	(2,964)	(4,207)
Net income after taxes	$12,759	$7,273	$11,683
Balance Sheet Data
Total loans, gross	$827,211	$760,621	$626,399
Allowance for credit losses	20,536	21,019	11,340
Total loans, net	806,675	739,602	615,059
Total assets	811,442	744,904	618,923
Total segment borrowings	673,064	609,863	502,131
Selected Financial Ratios
Return on average assets	1.66%	1.04%	1.95%
Return on average equity	10.76	6.60	12.08
Interest yield	9.45	8.86	8.49
Net interest margin, gross	6.09	6.29	7.03
Net interest margin, net of allowance	6.24	6.45	7.16
Reserve coverage (1)	2.48	2.76	1.81
Delinquency status (2)	0.17	0.20	0.09
Charge-off ratio (3)	1.78	1.33	0.69
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Wisconsin, and Texas having 28%, 10%, and 10% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the year ended December 31, 2024, net gains of $6.9 million were recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, construction, and wholesale trade that make up 57%, 12%, and 12% of total loans outstanding as of December 31, 2024, as compared to 53%, 13%, and 11% as of December 31, 2023. During the year ended December 31, 2024, we originated $14.3 million of loans, compared to $34.9 million in originations in 2023. As of December 31, 2024, commercial loans totaled $111.3 million.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2024, 2023, and 2022. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Selected Earnings Data
Total interest income	$14,007	$12,719	$9,348
Total interest expense	4,294	3,597	3,040
Net interest income	9,713	9,122	6,308
Provision for credit losses	1,093	1,988	5,963
Net interest income after credit loss provision	8,620	7,134	345
Other income:
Gains on equity investments, net	6,917	5,178	2,779
Other income	943	793	527
Operating expenses:
Salaries	(3,564)	(3,079)	(2,843)
Other costs	(1,428)	(468)	(2,067)
Net income (loss) before taxes	11,488	9,558	(1,259)
Income tax (provision) benefit	(3,661)	(2,767)	333
Net income (loss) after taxes	$7,827	$6,791	$(926)
Balance Sheet Data
Total loans, gross	$111,273	$114,827	$92,899
Allowance for credit losses	5,190	4,148	1,049
Total loans, net	106,083	110,679	91,850
Total assets	106,258	110,850	101,447
Total segment borrowings	88,137	90,754	82,304
Selected Financial Ratios
Return on average assets	7.38%	6.65%	(0.91)%
Return on average equity	47.93	41.51	(5.50)
Interest yield	12.71	12.80	10.63
Net interest margin, gross	8.81	9.18	7.17
Net interest margin, net of allowance	9.18	9.45	7.28
Reserve coverage (1)	4.66	3.61	1.13
Delinquency status (2)	14.66	5.40	0.08
Charge-off ratio (3)	0.04	1.02	6.86
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

	As of December 31,
	2024		2023
Geographic Concentrations (Dollars in thousands)	Gross Commercial Loans	% of Market	Gross Commercial Loans	% of Market
California	$31,049	28%	$31,225	27%
Texas	10,676	10	10,725	9
Wisconsin	10,662	10	11,393	10
Illinois	7,081	6	8,474	7
Minnesota	5,337	5	13,879	12
Other (1)	46,468	41	39,131	35
Total	$111,273	100%	$114,827	100%
(1)
Includes 11 other states, which were all under 10% as of December 31, 2024 and 13 other states, which were all under 10% as of December 31, 2023.

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the year ended December 31, 2024, we continued to utilize a taxi medallion value of $79,500 in the New York City and Newark markets with all other markets being valued at $0 at the end of the year, despite fluctuating transfer prices that have exceeded that value. We continued to not recognize interest income with all loans being placed on nonaccrual as of the third quarter 2020 (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due.

During the year ended December 31, 2024, we collected $12.1 million related to taxi medallion assets, which resulted in net recoveries and gains of $6.9 million and collected $45.2 million related to taxi medallion assets in the prior year, which resulted in net recoveries and gains of $29.6 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, future collections will be less than in the prior year.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Selected Earnings Data
Total interest income	$659	$1,596	$632
Total interest expense	102	72	508
Net interest income	557	1,524	124
Benefit for credit losses	(6,035)	(26,318)	(6,474)
Net interest income after credit loss benefit	6,592	27,842	6,598
Other income	910	3,358	4,341
Operating expenses:
Salaries	(2,947)	(4,849)	(4,308)
Loan servicing fees and collection costs	(724)	(1,006)	(1,315)
Other costs	(902)	(1,401)	(4,897)
Net income (loss) before taxes	2,929	23,944	419
Income tax provision	(933)	(6,933)	(111)
Net income after taxes	$1,996	$17,011	$308
Balance Sheet Data
Total loans, gross	$1,909	$3,663	$13,571
Allowance for credit losses	540	1,536	9,490
Total loans, net	1,369	2,127	4,081
Total assets	6,573	12,247	25,496
Total segment borrowings	5,452	10,027	20,685
Selected Financial Ratios
Return on average assets	24.25%	91.25%	1.18%
Return on average equity	151.76	574.86	6.97
Interest yield	23.39	26.94	4.58
Net interest margin, gross	16.99	25.73	0.90
Net interest margin, net of allowance	28.15	61.60	2.76
Reserve coverage (1)	28.29	41.93	69.93
Delinquency status (2)	—	—	6.52
Charge-off (recovery) ratio (3)	(153.72)	(309.96)	(47.51)
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net recoveries as a percent of annual average gross loans.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Additionally, we historically and continue to account for goodwill in this non-operating segment. All goodwill relates to the Bank, specifically the recreation and home improvement segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnership loans were $7.4 million and $0.6 million in net loans as of December 31, 2024 and December 31, 2023, with originations of $203.6 million and $118.3 million during the years ended December 31, 2024 and December 31, 2023.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2024, 2023, and 2022.

(Dollars in thousands)	Year Ended December 31,
	2024	2023	2022
Selected Earnings Data
Total interest income	$7,869	$6,257	$2,793
Total interest expense	11,371	9,704	7,008
Net interest expense	(3,502)	(3,447)	(4,215)
Provision (benefit) for credit losses	(9)	(35)	152
Net interest income after credit loss provision (benefit)	(3,493)	(3,412)	(4,367)
Other income	1,793	1,609	1,865
Operating expenses:
Salaries	(11,158)	(9,674)	(7,567)
Loan servicing fees and collection costs	(1,126)	(799)	(554)
Other costs	(3,864)	(4,939)	(4,525)
Net loss before taxes	(17,848)	(17,215)	(15,148)
Income tax benefit	4,731	4,985	4,011
Net loss after taxes	$(13,117)	$(12,230)	$(11,137)
Balance Sheet Data
Total loans, net	7,386	553	572
Total assets	449,888	421,956	359,333
Total segment borrowings	373,168	345,462	291,526
Summary Consolidated Financial Ratios

The following table presents selected financial data and ratios as of and for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Return on average assets	1.54%	2.51%	2.40%
Return on average stockholder's equity	10.12	17.33	14.92
Return on average equity	9.89	15.79	13.74
Net interest margin, gross	8.05	8.38	8.73
Equity to assets (1)	15.30	15.91	16.40
Debt to equity (2)	5.4x	5.1x	4.9x
Net loans to assets	83%	82%	82%
Net charge-offs	63,369	31,132	16,380
Net charge-offs as a % of average loans receivable (3)	2.69%	1.48%	0.99%
Reserve coverage (4)	4.12	3.80	3.33
(1)
Includes $68.8 million, related to non-controlling interests in consolidated subsidiaries as of December 31, 2024, 2023, and 2022.
(2)
Excludes deferred financing costs of $8.2 million, $8.5 million, and $7.0 million as of December 31, 2024, 2023, and 2022.
(3)
Net charge-offs as a percent of annual average gross loans.
(4)
Allowance for credit losses as a percentage of loans held for investment. Loans held for sale are carried at the lesser of amortized cost or fair value, do not have an allowance for credit losses, and are excluded from this calculation.

CONSOLIDATED RESULTS OF OPERATIONS

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net income attributable to shareholders was $35.9 million, or $1.52 per share, for the year ended December 31, 2024, compared to $55.1 million, or $2.37 per share, for the year ended December 31, 2023.

Total interest income was $290.7 million for the year ended December 31, 2024, compared to $251.0 million for the year ended December 31, 2023. The increase in interest income reflects continued growth in the recreation and home improvement lending segments, as well as increased rates charged on new loan originations in comparison to the prior year. As of December 31, 2024, the weighted average rate of our recreation, home improvement, and commercial loans were 15.07%, 9.81%, and 12.97% compared to 14.79%, 9.51%, and 12.87% as of December 31, 2023. The yield on interest earning assets was 11.56% for the year ended December 31, 2024, compared to 11.19% for the year ended December 31, 2023, reflecting new originations being priced at higher rates than those rates charged on originations in prior years, given the current interest rate environment. Average interest earning assets were $2.5 billion for the year ended December 31, 2024, an increase from $2.2 billion for the year ended December 31, 2023. In 2024, loan originations were $1.0 billion, up from $960.1 million in 2023, with $526.6 million and $298.6 million of the 2024 originations attributable to recreation and home improvement loans, respectively. Strategic partnership loan originations were $203.6 million in the 2024 year, up 72% from $118.3 million in the 2023 year, reflecting continued efforts to grow our strategic partnership business.

Loans before allowance for credit losses were $2.5 billion as of December 31, 2024, comprised of recreation ($1.5 billion), home improvement ($0.8 billion), commercial ($111.3 million), strategic partnership ($7.4 million) loans, and taxi medallion ($1.9 million). We had an allowance for credit losses as of December 31, 2024 of $97.4 million, which was attributable to the recreation (73%), home improvement (21%), commercial (5%), and taxi medallion (1%) loan portfolios. As of December 31, 2023, loans before allowance for credit losses were $2.2 billion, comprised of recreation ($1.3 billion), home improvement ($0.8 billion), commercial ($114.8 million), taxi medallion ($3.7 million), and strategic partnership ($0.6 million) loans. We had an allowance for credit losses as of December 31, 2023 of $84.2 million, which was attributable to recreation (68%), home improvement (25%), and taxi medallion (2%) loans.

Total loans increased $275.1 million, or 12%, to $2.5 billion as of December 31, 2024 from $2.2 billion as of December 31, 2023 as a result of more than $1.0 billion of loan originations during the year, with $526.6 million of recreation loan originations and $298.6 million of home improvement originations. The allowance for credit losses was $76.5 million for the year ended December 31, 2024 compared to $37.8 million for the year ended December 31, 2023. The current year allowance, related to loans held for investment, included net charge-offs of $63.4 million, of which $54.4 million and $13.9 million related to recreation and home improvement lending. This compares to net-charge offs of $31.1 million, of which $39.1 million and $9.4 million related to recreation and home improvement lending, for the year ended December 31, 2023. Additionally, the 2024 allowance included net recoveries of taxi medallion loans of $5.0 million compared to $18.4 million for the year ended December 31, 2023. Charge-offs in both the recreation and home improvement loan portfolios continued to trend higher in 2024, a reflection of the broader economy. For the year 2024, net charge offs were 3.72% and 1.78% of recreation loans and 1.78% of home improvement loans as compared to 3.04% and 1.33% in the prior year. As of December 31, 2024, current loans (those less than 30 days past due) were 94% and 99% of the recreation and home improvement loan portfolios, compared to 95% and 99% as of December 31, 2023. Charge-off activity and loan delinquency are two of the more prominent indicators of future loss experience and thus have a significant impact on our determination of allowance for credit loss. As of December 31, 2024, the allowance for credit loss on loans held for investment was 5.00% and 2.48% for recreation and home improvement loans, compared to 4.31% and 2.76% a year ago. See Note 4 of the accompanying consolidated financial statements for additional information on loans and allowance for credit losses.

Interest expense was $88.2 million for the year ended December 31, 2024, compared to $62.9 million for the year ended December 31, 2023, reflecting both higher average borrowings and higher average borrowing costs during the year. The average cost of borrowed funds was 3.93% for the year ended December 31, 2024, compared to 3.16% for the year ended December 31, 2023. The average cost of the certificates of deposit was 3.54% during the current year, 83 basis points higher than the 2.71% average cost in the prior year, reflecting a higher rate on newly issued deposits when compared to the maturing deposits which were issued at lower rates in previous years. As we replace upcoming deposit maturities with new issues, we expect our average cost of funds to further increase. During the year ended December 31, 2024, we issued deposits for three-month certificates at rates as high as 4.89% for both 36 month and 60 month certificates, with the most recent 36 month and 60 month issuances at the end of 2024 at rates of 4.19%. and 4.13%. In addition, we expect our interest expense related to SBA borrowings to increase as newly issued SBA debentures carry a higher rate when compared to some of our previously issued debentures. Average debt outstanding was $2.2 billion for the year ended December 31, 2024, up from $2.0 billion for the year ended December 31, 2023, as we issued additional certificates of deposit to fund our loan growth. See page 38 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $202.5 million for the year ended December 31, 2024, compared to $188.1 million for the year ended December 31, 2023. Net interest margin, excluding the impact of allowance for credit loss, was 8.05% for the year ended December 31, 2024, compared to 8.38%, for the year ended December 31, 2023, reflecting the above, particularly the rising cost of borrowings experienced over the prior year, offset to an extent by higher yields on loans compared to the prior year. With the rates we charge on outstanding loans being fixed, and our cost of funds increasing, our net interest margin has tightened over the prior year as we can only increase our yield through higher rates charged on new originations. We expect this trend of tightening margins to continue to some degree as our cost of funds, particularly on deposits, continues to increase, with the current average rate on deposits of 3.71% being lower than our new issuance costs.

Net other income, which is comprised primarily of net gains related to equity investments, net gains associated with the disposition of taxi medallion assets, prepayment fees, servicing fee income, and late charges, was $11.3 million for both the years ended December 31, 2024 and 2023. Net gains on equity investments were $6.9 million in 2024 and $5.2 million in 2023 and include the realization of two portfolio companies in the current year.

Operating expenses were $74.4 million for the year ended December 31, 2024, up from $75.6 million for the year ended December 31, 2023. Salaries and benefits were $38.3 million for the year ended December 31, 2024, up from $37.6 million for the year ended December 31, 2023, with the increase attributable to a higher head count, annual cost of living increases, and higher long-term performance based equity compensation. Professional fees were a net benefit of $1.4 million for the year ended December 31, 2024, compared to at a cost of $5.9 million for the year ended December 31, 2023. This reflects the recognition of a $5.5 million benefit tied to insurance coverage of legal and professional costs associated with the SEC litigation. In addition, we recorded a charge of $3.0 million for a penalty pursuant to an agreement in principle reached to settle this matter, which remains subject to the approval of the Commissioners of the SEC and the court.

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For a comparison of the Company’s results of operations for the year ended December 31, 2023 to the year ended December 31, 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 9, 2024.

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

The following table presents our interest rate sensitivity gap at December 31, 2024. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

December 31, 2024 Cumulative Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$144,823	$28,554	$65,053	$70,523	$83,595	$70,299	$1,980,878	$2,443,725
Adjustable rate	474	156	—	22	—	—	—	652
Investment securities	40,392	2,874	5,535	2,336	5,828	3,466	40,228	100,659
Cash	169,572	—	—	—	—	—	—	169,572
Total earning assets	$355,261	$31,584	$70,588	$72,881	$89,423	$73,765	$2,021,106	$2,714,608
Interest bearing liabilities
Deposits	$891,078	$443,147	$441,555	$146,847	$169,036	$—	$—	$2,091,663
Privately placed notes	—	31,250	53,750	39,000	—	—	22,500	146,500
SBA debentures and borrowings	14,000	14,000	2,000	1,250	1,250	3,000	34,750	70,250
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	35,000	—	—	—	—	—	—	35,000
Total liabilities	$940,078	$488,397	$497,305	$187,097	$170,286	$3,000	$90,250	$2,376,413
Interest gap	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$338,195
Cumulative interest gap	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$—
December 31, 2023 (2)	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
December 31, 2022 (2)	$(367,803)	$(807,687)	$(1,158,706)	$(1,283,654)	$(1,372,105)	$(1,314,604)	$222,536	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (22%), (21%), and (18%) as of December 31, 2024, 2023, and 2022.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.7 billion and interest rate sensitive liabilities were $2.4 billion at December 31, 2024. The one-year cumulative interest rate gap was a negative $0.6 billion or 22% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

LIBOR terminated on June 30, 2023. We did not have any loans tied to LIBOR. Our trust preferred securities bore a variable rate of interest of 90 day LIBOR plus 2.13% until June 30, 2023. For these borrowings, the 90-day Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points has replaced the previous LIBOR-based rate.

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

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of December 31, 2024, the Bank had $6.0 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of December 31, 2024, the Bank had $225.2 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 45% of book value, for a total of approximately $101.4 million in secured borrowing capacity, of which $35.0 million was utilized as of December 31, 2024.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of December 31, 2024, there were no outstanding amounts with respect to these arrangements.

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

The net proceeds from the various private placements were used for general corporate purposes, including repayment of outstanding debt, including repayment of our 9.00% retail notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount, and to repurchase, repay, and cancel $36.0 million of our 8.25% notes which matured in March 2024.

The table below presents the components of our debt as of December 31, 2024, exclusive of deferred financing costs of $8.2 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits (2)	$2,091,663	89%	3.71%
Privately placed notes	146,500	6	8.12
SBA debentures and borrowings	70,250	3	3.53
Trust preferred securities	33,000	1	6.83
Federal reserve and other borrowings	35,000	1	4.50
Total outstanding debt	$2,376,413	100%	4.03%
(1)
Weighted average contractual rate.
(2)
Balance excludes $3.0 million of strategic partner reserve deposits.

Our contractual obligations expire on or mature at various dates through September 2037. The following table presents our contractual obligations at December 31, 2024.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$891,078	$443,147	$441,555	$146,847	$169,036	$—	$2,091,663
Privately placed notes	—	31,250	53,750	39,000	—	22,500	146,500
SBA debentures and borrowings	14,000	14,000	2,000	1,250	1,250	37,750	70,250
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	35,000	—	—	—	—	—	35,000
Total outstanding borrowings	940,078	488,397	497,305	187,097	170,286	93,250	2,376,413
Operating lease obligations	2,546	2,567	1,342	575	590	548	8,168
Total contractual obligations	$942,624	$490,964	$498,647	$187,672	$170,876	$93,798	$2,384,581
(1)
Total debt is exclusive of deferred financing costs of $8.2 million.
(2)
Balance excludes $3.0 million of strategic partner reserve deposits.

Approximately $1.4 billion of our borrowings have maturity dates during the next two years, a majority of which are brokered certificates of deposits that have no right of voluntary withdrawal.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2024 by $2.2 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $2.7 million at December 31, 2024. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table presents sources of available funds for us and each of our subsidiaries and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at December 31, 2024. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Funding LLC	Medallion Capital, Inc.		Freshstart Venture Capital Corp.	Medallion Bank		December 31, 2024	December 31, 2023
Cash, cash equivalents and federal funds sold	$26,434	$275	$13,291	(1)	$3,478	$126,094		$169,572	$149,845
Trust preferred securities	33,000							33,000	33,000
Average interest rate	6.83%							6.83%	7.75%
Maturity	9/37							9/37	9/37
Privately placed notes	146,500							146,500	139,500
Average interest rate	8.12%							8.12%	8.08%
Maturity	2/26 - 8/39							2/26 - 8/39	3/24 - 12/33
SBA debentures & borrowings
Amounts available			28,750					28,750	10,250
Amounts outstanding			70,250					70,250	75,250
Average interest rate			3.53%					3.53%	3.69%
Maturity			3/25 - 3/34					3/25- 3/34	3/24 - 3/34
Brokered certificates of deposit						2,094,663	(2)	2,094,663	1,870,939
Average interest rate						3.71%		3.71%	3.07%
Maturity						1/25 - 12/29		1/25 - 12/29	1/24 - 12/28
Federal reserve and other borrowings						35,000		35,000	—
Average interest rate						4.50%		4.50%	—
Maturity						N/A		N/A	—
Total cash	$26,434	$275	$13,291		$3,478	$126,094		$169,572	$149,845
Total debt outstanding	$179,500	$—	$70,250		$—	$2,129,663		$2,379,413	$2,118,689
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $3.0 million related to the strategic partnership business and $10.4 million related to listing services.

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

Recently Adopted Accounting Standards

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, or Topic 280: Improvements to Reportable Segment Disclosures. The main objective of this update is to improve financial reporting disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Under ASU 2023-07, we are required to report significant segment income and expenses, by reportable segments, used by our chief operating decision maker. We adopted ASU 2023-07 effective December 31, 2024.

Recently Issued Accounting Standards

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt, and to a lesser extent by floating-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2024 by $2.2 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $2.7 million at December 31, 2024. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2024.

We believe that the consolidated financial statements included in this report fairly represent our consolidated financial position and consolidated results of operations for all periods presented.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2024 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2024 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2024 of Medallion Financial Corp. (the “Company”) based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheet of the Company as of December 31, 2024; the related consolidated statement of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended; and the related notes (collectively referred to as the “financial statements”) in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated March 13, 2025 expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2024.

Chicago, Illinois

March 13, 2025

ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2025 for our 2025 Annual Meeting of Shareholders under the captions “Proposal No. 1 Election of Class II Directors", “Our Directors and Executive Officers", “Corporate Governance”, and "Executive Compensation".

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2025 for our 2025 Annual Meeting of Shareholders under the captions “Corporate Governance”, “Executive Compensation”, "Director Compensation", and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2025 for our 2025 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2025 for our 2025 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2025 for our 2025 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

3.2

Third Amended and Restated By-Laws of Medallion Financial Corp., as amended and restated as of August 8, 2024. Filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 12, 2024 (File No. 001-37747) and incorporated by reference herein.

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

10.35

Eleventh Amendment to Agreement of Lease, dated February 22, 2024, by and between Investment Property Group, LLC and Medallion Bank. Filed as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-37747) and incorporated by reference herein.

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

10.41

Amendment 2 to Cooperation Agreement, dated as of November 1, 2024, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.3 to the Current Report on Form 8-K/A filed on November 4, 2024 (File No. 001-37747) and incorporated by reference herein.

19.1	Medallion Financial Corp. Code of Ethical Conduct and Insider Trading Policy. Filed herewith.
21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.
23.1	Consent of Plante & Moran, PLLC, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. Filed herewith.
23.2	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. Filed herewith.
31.1	Certification of Alvin Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Anthony N. Cutrone pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Alvin Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Anthony N. Cutrone pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
97.1

Medallion Financial Corp. Amended and Restated Compensation Recoupment Policy. Filed as Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	March 13, 2025

By:	/s/ Alvin Murstein

Alvin Murstein

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Alvin Murstein	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2025
Alvin Murstein
/s/ Anthony N. Cutrone	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Anthony N. Cutrone
/s/ Andrew M. Murstein	President and Director	March 13, 2025
Andrew M. Murstein
/s/ John Everets	Director	March 13, 2025
John Everets
/s/ Cynthia Hallenbeck	Director	March 13, 2025
Cynthia Hallenbeck
/s/ Brent O. Hatch	Director	March 13, 2025
Brent O. Hatch
/s/ Robert M. Meyer	Director	March 13, 2025
Robert M. Meyer
/s/ David L. Rudnick	Director	March 13, 2025
David L. Rudnick
/s/ Allan J. Tanenbaum	Director	March 13, 2025
Allan J. Tanenbaum

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Medallion Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Medallion Financial Corp. (the “Company”) as of December 31, 2024; the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2024, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 13, 2025 expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company has established an allowance for credit losses (the “ACL”) to recognize estimated credit losses over the lives of loans. The Company has segregated its ACL into five segments, (1) recreation, (2) home improvement, (3) commercial, (4) taxi medallion, and (5) strategic partnership loans. The ACL related to recreation, home improvement, and commercial loans is material to the consolidated financial statements. Recreation and home improvement loans are considered consumer loans whereby homogeneous pools of loans are reviewed for impairment collectively. The Company’s quantitative model for consumer loans uses historical loss rates and current delinquency characteristics and is adjusted for macroeconomic forecasts for the foreseeable future. The Company evaluates the output of the quantitative model in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of underlying collateral, prevailing economic conditions, and excess concentration risk and applies a qualitative adjustment, if warranted. For commercial loans, the ACL is estimated by determining the fair value of the borrowers’ equity interests securing the loan.

Significant judgment was required by management in the selection and application of the ACL, specifically those related to the consumer and commercial loan segments. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

•
We tested the design and operating effectiveness of management’s controls over key assumptions and judgments in the ACL model for the consumer and commercial loan portfolios.
•
We tested management’s process for determining reserves on collectively evaluated consumer loans and individually evaluated commercial loans, including the following:
o
Evaluation of the appropriateness of management’s methodology
o
Testing the completeness and accuracy of data utilized by management
o
Evaluation of the relevance and reliability of information used by management in the development of the estimate

o
For collectively evaluated consumer loans, evaluation of the reasonableness of significant assumptions used in the estimate, including consideration of whether assumptions used were reasonable given portfolio composition; consideration of relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company

o
For individually evaluated commercial loans, evaluation of the reasonableness of significant assumptions used in the estimates of the fair value of the borrowers’ equity interests, including consideration of whether assumptions used were reasonable given nature of the commercial loan relationship, including its industry, trends, and market conditions relative to the type of entity on a sample basis

Goodwill - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company used a combination of a weighted income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology to determine the fair value of the reporting units. The discounted cash flow analysis included the use of assumptions, such as multiyear cash projections that rely on internal forecasts and discount rate. The market approach considers a combination of price to book value and price to earnings, adjusted based on peer data for companies similar to the reporting units. Auditing management’s impairment test of goodwill was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the reporting units. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions, including discount rates, projected balance sheet growth, the selection of comparable company multiples, and the weighting of outcomes of the income- and market-based methods. All of these assumptions are affected by expected future market or economic conditions.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s goodwill impairment assessment included, but were not limited to, the following:

•
We tested the design and operating effectiveness of management’s controls over the Company’s goodwill impairment process, including the review of significant assumptions and methodologies used in estimating the fair value of the reporting unit, and controls to ensure data used in the valuation model were accurate and complete.
•
Management’s evaluation of the reasonableness of the valuation methodologies and significant assumptions used in the discounted cash flow analysis, including the discount rate and multiyear cash projections
•
Management’s selection and review of selected peer market data and price to tangible book value and price to earnings assumptions. Substantively testing management’s estimate with the assistance of firm valuation specialists, which included:
o
Testing the completeness and accuracy of key financial internal data and evaluation of the relevance and reliability of external data
o
Evaluating the appropriateness of valuation methodologies and testing significant assumptions used in the discounted cash flow analysis, including the discount rate and multiyear cash projections
o
Testing the reasonableness of the peer group selected and assumptions related to price to book value and price to earnings assumptions
o
Evaluating the reasonableness of weighting applied to the discounted cash flow analysis and market models

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2024.

Chicago, Illinois

March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Medallion Financial Corp. and subsidiaries (collectively, the “Company”) as of December 31, 2023, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mazars USA LLP

PCAOB ID 339

We served as the Company’s auditor from 2005 to 2024.

New York, New York

March 7, 2024

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share data)	2024	2023
Assets
Cash and cash equivalents	$98,238	$52,591
Federal funds sold	71,334	97,254
Investment securities	54,805	54,282
Equity investments	9,198	11,430
Loans held for sale, at lower of amortized cost or fair value	128,226	—
Loans	2,362,796	2,215,886
Allowance for credit losses	(97,368)	(84,235)
Net loans	2,265,428	2,131,651
Goodwill	150,803	150,803
Intangible assets, net	19,146	20,591
Property, equipment, and right-of-use lease asset, net	13,756	14,076
Accrued interest receivable	15,314	13,538
Loan collateral in process of foreclosure	9,932	11,772
Income tax receivable	2,131	671
Other assets	30,295	29,168
Total assets	$2,868,606	$2,587,827
Liabilities
Deposits (1)	$2,090,071	$1,866,657
Long-term debt (2)	232,159	235,544
Short-term debt	49,000	8,000
Deferred tax liabilities, net (3)	20,995	21,207
Operating lease liabilities	5,128	7,019
Accrued interest payable	8,231	6,822
Income tax payable	—	—
Accounts payable and accrued expenses (4)	24,064	30,804
Total liabilities	2,429,648	2,176,053
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,308,182 shares at December 31, 2024 and 29,051,800 shares at December 31, 2023 issued)	293	291
Additional paid in capital	293,412	288,046
Treasury stock (6,172,558 shares at December 31, 2024 and 5,602,154 December 31, 2023)	(50,144)	(45,538)
Accumulated other comprehensive income (loss)	(3,647)	(3,696)
Retained earnings	130,256	103,883
Total stockholders’ equity	370,170	342,986
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	438,958	411,774
Total liabilities and equity	$2,868,606	$2,587,827
Number of shares outstanding	23,135,624	23,449,646
Book value per share	$16.00	$14.63
(1)
Includes $4.6 million and $4.3 million of deferred financing costs as of December 31, 2024 and 2023. Refer to Note 5 for more details.
(2)
Includes $3.6 million and $4.2 million of deferred financing costs as of December 31, 2024 and 2023. Refer to Note 5 for more details.
(3)
Includes $42.8 million and $43.0 million of deferred tax liabilities related to goodwill and intangible assets as of December 31, 2024 and 2023. Refer to Note 7 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.3 million and $2.5 million as of December 31, 2024 and 2023. Refer to Note 6 for more details.
(5)
Refer to Note 10 for more details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2024	2023	2022
Interest and fees on loans (1)	$283,316	$244,829	$195,074
Non-loan interest and dividend income	7,386	6,211	1,547
Total interest income	290,702	251,040	196,621
Interest on deposits	70,504	47,780	22,666
Interest on long-term debt	17,091	12,670	13,387
Interest on short-term borrowings	572	2,496	132
Total interest expense(2)	88,167	62,946	36,185
Net interest income	202,535	188,094	160,436
Provision for credit losses	76,502	37,810	30,059
Net interest income after provision for credit losses	126,033	150,284	130,377
Other income
Gains on equity investments, net	6,917	5,178	2,779
Gains on sale of loans and taxi medallion	1,293	4,992	5,448
Write-down of loan collateral in process of foreclosure	(528)	(1,696)	(657)
Other income	3,648	2,846	1,956
Total other income, net	11,330	11,320	9,526
Other expenses
Salaries and employee benefits	38,344	37,562	31,130
Loan servicing fees	10,771	9,543	8,371
Collection costs	6,380	6,000	5,314
Regulatory fees	3,795	3,194	2,418
Professional fee costs (benefits), net	(1,372)	5,886	13,054
Rent expense	2,682	2,472	2,378
Amortization of intangible assets	1,445	1,445	1,445
Penalties	3,000	—	—
Other expenses	9,382	9,466	7,943
Total other expenses	74,427	75,568	72,053
Income before income taxes	62,936	86,036	67,850
Income tax provision	(21,011)	(24,910)	(17,963)
Net income after taxes	41,925	61,126	49,887
Less: income attributable to the non-controlling interest	6,047	6,047	6,047
Net income attributable to Medallion Financial Corp.	$35,878	$55,079	$43,840
Basic earnings per share	$1.59	$2.45	$1.86
Diluted earnings per share	$1.52	$2.37	$1.83
Weighted average common shares outstanding
Basic	22,546,051	22,510,435	23,583,049
Diluted	23,605,493	23,248,323	23,927,342

(1)
Included in interest and dividends on investment securities is $1.8 million, $1.6 million, and $0.7 million of paid-in-kind interest for the years ended December 31, 2024, 2023, and 2022.
(2)
Average borrowings outstanding were $2.2 billion, $2.0 billion and $1.7 billion as of December 31, 2024, 2023, and 2022 and the related average borrowing costs were 3.93%, 3.16%, and 2.17% for the years ended December 31, 2024, 2023, and 2022.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income after taxes	$41,925	$61,126	$49,887
Other comprehensive income (loss), net of tax	49	(347)	(4,383)
Total comprehensive income	41,974	60,779	45,504
Less comprehensive income attributable to the non-controlling interest	6,047	6,047	6,047
Total comprehensive income attributable to Medallion Financial Corp.	$35,927	$54,732	$39,457

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2021	28,124,629	$281	$280,038	(2,951,243)	$(24,919)	$30,606	$1,034	$287,040	$68,788	$355,828
Net income	—	—	—	—	—	43,840	—	43,840	6,047	49,887
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,047)	(6,047)
Stock-based compensation expense	—	6	3,470	—	—	—	—	3,476	—	3,476
Exercise of stock options	23,745	—	155	—	—	—	—	155		155
Issuance of restricted stock, net	522,475	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(29,359)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	22,337	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(2,650,911)	(20,619)	—	—	(20,619)	—	(20,619)
Dividends paid on common stock	—	—	—	—	—	(7,773)	—	(7,773)	—	(7,773)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,383)	(4,383)	—	(4,383)
Balance at December 31, 2022	28,663,827	287	283,663	(5,602,154)	(45,538)	66,673	(3,349)	301,736	68,788	370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	55,079	—	55,079	6,047	61,126
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,047)	(6,047)
Stock-based compensation expense	—	3	4,710	—	—	—	—	4,713	—	4,713
Exercise of stock options	68,945	1	441	—	—	—	—	442	—	442
Withheld restricted stock for employees' tax obligation	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Issuance of restricted stock, net	399,793	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(12,807)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	23,211	—	—	—	—	—	—	—	—	—
Dividends paid on common stock	—	—	—	—	—	(7,934)	—	(7,934)	—	(7,934)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(347)	(347)	—	(347)
Balance at December 31, 2023	29,051,800	291	288,046	(5,602,154)	(45,538)	103,883	(3,696)	342,986	68,788	411,774
Net income	—	—	—	—	—	35,878	—	35,878	6,047	41,925
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,047)	(6,047)
Stock-based compensation expense	—	2	6,051	—	—	—	—	6,053	—	6,053
Exercise of stock options	40,865	—	259	—	—	—	—	259	—	259
Withheld restricted stock for employees' tax obligation	(116,275)	—	(944)	—	—	—	—	(944)	—	(944)
Issuance of restricted stock, net	347,158	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(32,521)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	17,155	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(570,404)	(4,606)	—	—	(4,606)	—	(4,606)
Dividends paid on common stock	—	—	—	—	—	(9,505)	—	(9,505)	—	(9,505)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49	49	—	49
Balance at December 31, 2024	29,308,182	$293	$293,412	(6,172,558)	$(50,144)	$130,256	$(3,647)	$370,170	$68,788	$438,958
The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,925	$61,126	$49,887
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	76,502	37,810	30,059
Paid-in-kind interest income	(1,830)	(1,636)	(724)
Depreciation and amortization	6,217	5,243	5,229
Amortization of origination fees, net	9,173	9,588	8,707
(Decrease) increase in deferred and other tax liabilities, net	(1,672)	(345)	7,281
Net change in value of loan collateral in process of foreclosure	410	10,597	5,738
Net gains on equity investments	(6,917)	(5,178)	(2,779)
Stock-based compensation expense	6,053	4,713	3,476
Increase in accrued interest receivable	(1,776)	(925)	(1,992)
Increase in other assets	(5,239)	(15,470)	(3,919)
(Increase) decrease in accounts payable and accrued expenses	(8,742)	6,209	6,382
Increase in accrued interest payable	1,409	2,032	1,395
Net cash provided by operating activities	115,513	113,764	108,740
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(1,059,243)	(975,391)	(1,000,785)
Proceeds from principal receipts, sales, maturities, and recoveries of loans	701,274	616,193	535,067
Purchases of investments	(7,741)	(11,573)	(20,713)
Proceeds from principal receipts, sales, and maturities of investments	16,381	9,444	14,762
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	13,551	20,631	22,664
Net cash used for investing activities	(335,778)	(340,696)	(449,005)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	1,322,669	975,175	839,104
Repayments of time deposits and funds borrowed	(1,061,945)	(689,920)	(483,671)
Cash dividends paid on common stock	(9,394)	(7,703)	(7,543)
Distributions to non-controlling interests	(6,047)	(6,047)	(6,047)
Payment of withholding taxes on net settlement of vested stock	(944)	(768)	—
Treasury stock repurchased	(4,606)	—	(20,619)
Proceeds from the exercise of stock options	259	442	155
Net cash provided by financing activities	239,992	271,179	321,379
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,727	44,247	(18,886)
Cash and cash equivalents, beginning of period (1)	149,845	105,598	124,484
Cash and cash equivalents, end of period (1)	$169,572	$149,845	$105,598
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$82,760	$57,509	$31,976
Cash paid during the period for income taxes	22,464	25,102	8,848
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$27,542	$21,181	$12,791
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or FSVC, which historically originated and serviced taxi medallion and commercial loans and was an SBIC through 2023. Medallion Capital, and MFC, as SBICs, are regulated by the Small Business Administration, or SBA. Medallion Capital is financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at December 31, 2024, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of goodwill and intangible assets and allowance for credit losses, among other effects.

Basis of Presentation

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

Fair Value of Assets and Liabilities

The Company follows the Financial Accounting Standards Board, or FASB, FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 13 and 14 to the consolidated financial statements.

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $9.2 million and $11.4 million as of December 31, 2024 and 2023, were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary in connection with its mezzanine lending business. As of December 31, 2024, cumulative impairment of $5.5 million had been recorded with respect to these investments. Impairments on equity investments were on equity investments of $2.0 million and $1.1 million was recorded during the years ended December 31, 2024 and 2023. Additionally, the Company recognized $8.9 million and $6.2 million of realized gains during the year ended December 31, 2024 and 2023 on the disposition and exit of equity investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of December 31, 2024 and 2023, the fair value of these securities were $1.7 million and are included in other assets on the consolidated balance sheet. For the years ended December 31, 2024 and 2023, the Company realized less than $0.1 million of losses related to equity securities.

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized using the interest method. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, the Company does not maintain an allowance for credit losses for accrued interest receivable.

For available-for-sale debt securities in an unrealized loss position, the Company first determines if it intends to sell the security, or if it is more likely than not that we will be required to sell it before recovering its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to its fair value through earnings. If neither condition is met, the Company assess whether the decline in fair value is the result of credit losses or other factors. This assessment includes reviewing changes in the rating of the security by a rating agency, increases in defaults on the underlying collateral, and the extent to which the securities are issued by the federal government or its agencies, including the amount of the guarantee issued by those agencies, among other factors. If a credit loss exists, the Company compares the present value of expected cash flows from the security to its amortized cost basis. If the present value is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded through earnings, but limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in other comprehensive (loss) income, net of taxes.

Changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management confirms the uncollectibility of an available-for-sale debt security or when either of the criteria regarding intent or requirement to sell is met. There were no investment securities allowance for credit losses as of December 31, 2024 and 2023.

Loans

The Company’s loans, classified as held for investment, are currently reported at amortized cost, which is the principal amount outstanding, inclusive of loan origination costs, which primarily includes deferred costs paid to loan originators, and which are amortized to interest income over the life of the loan. Loans which the Company has classified as held for sale are reported at lower of amortized cost or fair value.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of December 31, 2024 and 2023, net loan origination costs were $46.6 million and $40.0 million. Net amortization to income for the years ended December 31, 2024, 2023, and 2022 were $9.2 million, $8.3 million, and $8.7 million.

Interest income is recorded on the accrual basis. The consumer loan portfolio is typified by a larger number of smaller dollar loans that have similar characteristics. A loan is nonperforming when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be nonperforming. Loans are considered past due when a borrower fails to make a full payment by the payment due date or maturity date. Consumer loans are placed on nonaccrual when they become 90 days past due, or earlier if they enter bankruptcy, and are charged-off in their entirety when deemed uncollectible, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the recreation loan portfolio, the process to repossess the collateral is started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Commercial loans and taxi medallion loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal.

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

Loan collateral in process of foreclosure primarily includes taxi medallion loans that have reached 120 days past due and have been charged down to the net realizable value of the underlying collateral, in addition to consumer repossessed collateral in the process of being sold. For New York City taxi medallion loans in the process of foreclosure, the Company continued to utilize a net value of $79,500 when assessing net realizable value for these taxi medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The "loan collateral in the process of foreclosure" designation reflects that the collection activities on these loans have transitioned from working with the borrower, to the liquidation of the collateral securing the loans.

Loans Held For Sale

Loans held for sale consist of Recreation loans and Strategic Partnership loans intended to be sold in the secondary market. Loans held for sale are recorded at the lower of amortized cost or fair value. For the years ended December 31, 2024 and 2023, the Company did not recognize any fair value adjustments related to loans held for sale. Changes in fair value are recognized in non-interest income.

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with a lifetime expected loss methodology using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss, or CECL, methodology. For consumer loans, the Company uses historical delinquent loan performance and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period followed by a six month reversion period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. The Company evaluates each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For taxi medallion loans, the Company individually evaluates each loan and establishes a reserve based on fair value of collateral less cost to sell. The allowance is evaluated on a quarterly basis by management based on the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance. The Company has elected to exclude accrued interest from its measurement of the allowance for credit losses.

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

Goodwill and Intangible Assets

Goodwill is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Other intangible assets with finite useful lives are amortized either on an accelerated or straight-line basis over their estimated useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

As of December 31, 2024 and 2023, the Company had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of December 31, 2024 and 2023, the Company had intangible assets of $19.1 million and $20.6 million. The Company recognized $1.4 million of amortization expense on the intangible assets for each of the years ended December 31, 2024, 2023 and 2022.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at December 31, 2024. The third-party expert’s assessment determined that it was more likely than not that the fair value of both the recreation lending and home improvement lending segments individually were not less than the carrying value of each of these segments. Based upon inputs and analysis deemed appropriate by the third-party expert, the third-party expert concluded that a fair value premium existed in excess of carrying value with respect to the recreation and home improvement lending segments.

In evaluating both segments, a combination of an income approach (weighted 50%), an earnings based market approach (weighted 25%), and a book value based market approach (weighted 25%) were employed by the third-party expert. For the income approach, a discounted cash flow analysis was used. Key inputs and assumptions used in the discounted cash flow analysis included future projected cash flows, risk-adjusted discount rates, capital requirements, and future economic and market conditions. For both segments a discount rate was estimated using the risk-free interest rate adjusted for specific risk and size premiums, resulting in a discount rate of 17.5% for the recreation lending segment and 16.5% for the home improvement lending segment. For both segments, growth rates consistent with our plan were employed by the third-party expert for a five year period, and a long-term growth rate of 3% was utilized in determining the terminal fair value.

Determining the fair value of a lending segment or an indefinite-lived intangible asset involves the use of significant estimates and assumptions. The Company believes that the fair value estimates determined by the third-party expert were based on reasonable assumptions and appropriate for the purpose of assessing goodwill for impairment. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. To the extent that the Company was unable to grow either the recreation lending or home improvement lending segment at the levels it forecasted, if the Company were unable to issue new loans at rates and terms consistent with current practices, and if the Company's cost of borrowings were to increase significantly from current levels without the ability to pass along those rate increases to new borrowers, the fair value of these segments could deteriorate to a level which would require an impairment of goodwill.

The following table details the intangible assets as of the dates presented:

	December 31,
(Dollars in thousands)	2024	2023
Brand-related intellectual property	$14,575	$15,675
Home improvement contractor relationships	4,571	4,916
Total intangible assets	$19,146	$20,591

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.7 million, $0.4 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as interest expense in the Consolidated Statements of Operations, was $4.0 million, $3.1 million, and $2.6 million for the years ended December 31, 2024, 2023, and 2022. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet related to deposits and borrowing facilities were $8.2 million and $8.5 million as of December 31, 2024 and 2023, and there were no capitalized transaction costs as of December 31, 2024 and 2023.

Income Taxes

Income taxes are accounted for using the asset and liability approach in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the enacted tax rates expected to apply in the year when taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating losses, capital losses and any tax credit carryforwards. A valuation allowance is provided against a deferred tax asset when it is more likely than not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining the Company’s valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences. The Company recognizes tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. The Company records income tax related interest and penalties, if applicable, within current income tax expense.

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

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2024	2023	2022
Net income attributable to common stockholders	$35,878	$55,079	$43,840
Weighted average common shares outstanding applicable to basic EPS	22,546,051	22,510,435	23,583,049
Effect of restricted stock grants	516,694	461,098	276,469
Effect of dilutive stock options	214,882	142,216	67,825
Effect of performance stock unit grants	327,866	134,574	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	$23,605,493	$23,248,323	$23,927,342
Basic earnings per share	$1.59	$2.45	$1.86
Diluted earnings per share	1.52	2.37	1.83

Potentially dilutive common shares excluded from the above calculations aggregated 59,902 shares, 92,310 shares, and 347,963 shares as of December 31, 2024, 2023, and 2022.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (presented in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of December 31, 2024 and 2023, the Bank’s Tier 1 leverage ratio was considered well-capitalized. The Bank’s actual capital amounts and ratios, and the regulatory minimum ratios are presented in the following table.

	Regulatory		December 31,
(Dollars in thousands)	Adequately Capitalized	Well-Capitalized	2024	2023
Common equity tier 1 capital			$322,229	$293,774
Tier 1 capital			391,016	362,561
Total capital			422,139	390,153
Average assets			2,493,857	2,232,816
Risk-weighted assets			2,429,349	2,155,641
Leverage ratio (1)	4.0%	5.0%	15.7%	16.2%
Common equity tier 1 capital ratio (2)	4.5	6.5	13.3	13.6
Tier 1 capital ratio (3)	6.0	8.0	16.1	16.8
Total capital ratio (3)	8.0	10.0	17.4	18.1
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of December 31, 2024 and 2023 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both December 31, 2024 and 2023.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, or Topic 280: Improvements to Reportable Segment Disclosures. The main objective of this update is to improve financial reporting disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Under ASU 2023-07, the Company is required to report significant segment income and expenses, by reportable segments, used by the Company's chief operating decision maker. The Company adopted ASU 2023-07 effective December 31, 2024.

Recently Issued Accounting Standards

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of December 31, 2024 and 2023.

December 31, 2024 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$41,475	$28	$(4,802)	$36,701
State and municipalities	17,373	81	(1,516)	15,938
Agency bonds	2,179	2	(15)	2,166
Total	$61,027	$111	$(6,333)	$54,805

December 31, 2023 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$44,653	$—	$(4,791)	$39,862
State and municipalities	13,733	21	(1,501)	12,253
Agency bonds	2,187	—	(20)	2,167
Total	$60,573	$21	$(6,312)	$54,282

The amortized cost and estimated fair market value of investment securities as of December 31, 2024 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2024 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,947	$2,930
Due after one year through five years	4,674	4,354
Due after five years through ten years	6,322	5,575
Due after ten years	47,084	41,946
Total	$61,027	$54,805

The following tables present information pertaining to securities with gross unrealized losses as of December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
December 31, 2024 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(106)	$5,423	$(4,696)	$29,619
State and municipalities	(269)	4,884	(1,247)	9,939
Agency bonds	—	—	(15)	166
Total	$(375)	$10,307	$(5,958)	$39,724

	Less than Twelve Months		Twelve Months and Over
December 31, 2023 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(78)	$5,797	$(4,714)	$33,971
State and municipalities	(204)	4,839	(1,296)	7,371
Agency bonds	—	—	(20)	2,167
Total	$(282)	$10,636	$(6,030)	$43,509

As of December 31, 2024 and 2023, the Company had 58 and 60 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on the Company's assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of December 31, 2024 and 2023, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of December 31, 2024 and 2023.

	As of December 31,
	2024		2023
(Dollars in thousands)	Amount	As a Percent of Total Loans	Amount	As a Percent of Total Loans
Loans held for investment:
Recreation	$1,422,403	57%	$1,336,226	60%
Home improvement	827,211	33	760,617	34
Commercial	111,273	4	114,827	5
Taxi medallion	1,909	*	3,663	*
Strategic partnership	—	—	553	*
Total loans held for investment	2,362,796	95	2,215,886	100
Loans held for sale, at lower of amortized cost or fair value:
Recreation	120,840	5	—	—
Strategic partnership	7,386	*	—	—
Total loans held for sale, at lower of amortized cost or fair value	128,226	5	—	—
Total loans	$2,491,022	100%	$2,215,886	100%

(*) Less than 1%.

The following tables present the activity of the gross loans for the years ended December 31, 2024 and 2023.

December 31, 2024 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	526,634	298,642	14,300	250	203,627	1,043,453
Principal receipts, sales, and maturities	(232,414)	(213,600)	(17,949)	(886)	(196,794)	(661,643)
Charge-offs	(69,349)	(18,035)	(71)	(124)	—	(87,579)
Transfer to loan collateral in process of foreclosure, net	(24,921)	—	(1,627)	(994)	—	(27,542)
Amortization of origination fees and costs, net	(13,502)	4,288	41	—	—	(9,173)
Origination fees and costs, net	20,569	(4,701)	(78)	—	—	15,790
Paid-in-kind interest	—	—	1,830	—	—	1,830
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
(1)
Includes loans held for sale and loans held for investment.

December 31, 2023 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2022	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Loan originations	447,039	357,394	34,850	2,426	118,338	960,047
Principal receipts, sales, and maturities	(231,158)	(209,894)	(13,389)	(6,859)	(118,357)	(579,657)
Charge-offs	(50,512)	(12,308)	(1,019)	(3,829)	—	(67,668)
Transfer to loan collateral in process of foreclosure, net	(18,875)	—	—	(2,306)	—	(21,181)
Amortization of origination fees and costs, net	(12,270)	2,668	14	—	—	(9,588)
Origination fees and costs, net	18,490	(3,642)	(164)	660	—	15,344
Paid-in-kind interest	—	—	1,636	—	—	1,636
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2024 and 2023.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2022	$41,966	$11,340	$1,049	$9,490	$63,845
Charge-offs	(50,512)	(12,308)	(1,019)	(3,829)	(67,668)
Recoveries	11,449	2,886	10	22,191	36,536
Provision (benefit) for credit losses	44,592	17,583	1,988	(26,353)	37,810
CECL transition amount upon ASU 2016-13 adoption	10,037	1,518	2,120	37	13,712
Balance at December 31, 2023	57,532	21,019	4,148	1,536	84,235
Charge-offs	(69,349)	(18,035)	(71)	(124)	(87,579)
Recoveries	14,924	4,094	29	5,163	24,210
Provision (benefit) for credit losses	67,995	13,458	1,084	(6,035)	76,502
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
(1)
As of December 31, 2024, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $165.3 million, including $98.6 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for the Company.

The following tables present the gross charge-offs for the years ended December 31, 2024 and 2023, by the year of origination:

December 31, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$3,203	$18,540	$22,883	$10,789	$4,222	$9,712	$69,349
Home improvement	841	5,766	6,412	3,131	815	1,070	18,035
Commercial	—	71	—	—	—	—	71
Taxi medallion	—	—	—	—	—	124	124
Total	$4,044	$24,377	$29,295	$13,920	$5,037	$10,906	$87,579

December 31, 2023 (Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Recreation	$3,136	$18,836	$10,857	$5,115	$5,001	$7,567	$50,512
Home improvement	2,196	5,686	2,662	702	435	627	12,308
Commercial	—	—	119	—	900	—	1,019
Taxi medallion	—	—	—	—	—	3,829	3,829
Total	$5,332	$24,522	$13,638	$5,817	$6,336	$12,023	$67,668

The following tables present the allowance for credit losses by type as of December 31, 2024 and 2023.

December 31, 2024 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category (1)	Allowance as a Percent of Nonaccrual
Recreation	$71,102	73%	5.00%	440.07%
Home improvement	20,536	21	2.48	127.11
Commercial	5,190	5	4.66	32.12
Taxi medallion	540	1	28.29	3.34
Total	$97,368	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.

December 31, 2023 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category	Allowance as a Percent of Nonaccrual
Recreation	$57,532	68%	4.31%	221.50%
Home improvement	21,019	25	2.76	80.92
Commercial	4,148	5	3.61	15.97
Taxi medallion	1,536	2	41.93	5.91
Total	$84,235	100%

The following tables present the performance status of loans as of December 31, 2024 and 2023.

December 31, 2024 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,532,448	$10,795	$1,543,243	0.70%
Home improvement	825,825	1,386	827,211	0.17
Commercial	92,010	19,263	111,273	17.31
Taxi medallion	—	1,909	1,909	100.00
Strategic partnership	7,386	—	7,386	—
Total	$2,457,669	$33,353	$2,491,022	1.34%

December 31, 2023 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,326,567	$9,659	$1,336,226	0.72%
Home improvement	759,128	1,489	760,617	0.20
Commercial	103,664	11,163	114,827	9.72
Taxi medallion	—	3,663	3,663	100.00
Strategic partnership	553	—	553	—
Total	$2,189,912	$25,974	$2,215,886	1.17%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables present the aging of all loans as of December 31, 2024 and 2023.

December 31, 2024	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$54,169	$20,376	$10,018	$84,563	$1,407,977	$1,492,540	$—
Home improvement	5,407	2,432	1,386	9,225	821,852	831,077	—
Commercial	—	—	16,337	16,337	95,127	111,464	—
Taxi medallion	49	69	—	118	1,791	1,909	—
Strategic partnership	—	—	—	—	7,386	7,386	—
Total	$59,625	$22,877	$27,741	$110,243	$2,334,133	$2,444,376	$—
(1)
Excludes $46.6 million of capitalized loan origination costs.

December 31, 2023	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$40,282	$15,039	$9,095	$64,416	$1,228,175	$1,292,591	$—
Home improvement	3,936	2,562	1,502	8,000	756,069	764,069	—
Commercial	—	2,156	6,240	8,396	107,140	115,536	—
Taxi medallion	201	—	—	201	3,462	3,663	—
Strategic partnership	—	—	—	—	553	553	—
Total	$44,419	$19,757	$16,837	$81,013	$2,095,399	$2,176,412	$—
(1)
Excludes $40.0 million of capitalized loan origination costs.

The following tables present the activity of loan collateral in process of foreclosure for the years ended December 31, 2024 and 2023.

Year Ended December 31, 2024 (Dollars in thousands)	Recreation	Commercial	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$—	$9,993	$11,772
Transfer from loans, net	24,921	1,627	994	27,542
Sales	—	—	(39)	(39)
Cash payments received	(9,287)	—	(4,225)	(13,512)
Collateral valuation adjustments (1)	(15,421)	—	(410)	(15,831)
Loan collateral in process of foreclosure – December 31, 2024	$1,992	$1,627	$6,313	$9,932
(1)
Collateral valuation adjustments for recreation loans are generally the result of the liquidation of collateral through a repossession process. Due to the short-term nature of the liquidation process, collateral valuation adjustments on recreationl loans are recorded as charge-offs to the allowance for credit losses on loans as this is an adjustment to the initial estimate on the fair value, less estimated costs to sell that was initially estimated in the preliminary charge off and amount transferred to collateral in process of foreclosure.

Year Ended December 31, 2023 (Dollars in thousands)	Recreation	Commercial	Taxi Medallion	Total
Loan collateral in process of foreclosure – December 31, 2022	$1,376	$—	$20,443	$21,819
Transfer from loans, net	18,875	—	2,306	21,181
Sales	(7,890)	—	(700)	(8,590)
Cash payments received	(730)	—	(11,311)	(12,041)
Collateral valuation adjustments (1)	(9,852)	—	(745)	(10,597)
Loan collateral in process of foreclosure – December 31, 2023	$1,779	$—	$9,993	$11,772
(1)
Collateral valuation adjustments for recreation loans are generally the result of the liquidation of collateral through a repossession process. Due to the short-term nature of the liquidation process, collateral valuation adjustments on recreation loans are recorded as charge-offs to the allowance for credit losses on loans as this is an adjustment to the initial estimate on the fair value, less estimated costs to sell that was initially estimated in the preliminary charge off and amount transferred to collateral in process of foreclosure.

As of December 31, 2024 taxi medallion loans in the process of foreclosure included 311 taxi medallions in the New York market, 187 taxi medallions in the Chicago market, 24 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Year Ending December 31,
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	December 31, 2024 (1)	December 31, 2023 (1)	Interest Rate (2)
Deposits (3)	$891,078	$443,147	$441,555	$146,847	$169,036	$—	$2,091,663	$1,869,439	3.71%
Privately placed notes	—	31,250	53,750	39,000	—	22,500	146,500	139,500	8.12
SBA debentures and borrowings	14,000	14,000	2,000	1,250	1,250	37,750	70,250	75,250	3.53
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.83
Federal reserve and other borrowings	35,000	—	—	—	—	—	35,000	—	4.50
Total	$940,078	$488,397	$497,305	$187,097	$170,286	$93,250	$2,376,413	$2,117,189	4.03%
(1)
Excludes deferred financing costs of $8.2 million and $8.5 million as of December 31, 2024 and 2023.
(2)
Weighted average contractual rate as of December 31, 2024.
(3)
Balance excludes $3.0 million and $1.5 million of strategic partner reserve deposits as of December 31, 2024 and 2023.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, the annual expense of which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services, and, as of December 31, 2024 and 2023, the Bank had $10.4 million and $11.8 million in listing service deposit balances from other financial institutions. In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of December 31, 2024 and 2023, the Bank had $6.0 million and $14.9 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of December 31, 2024.

(Dollars in thousands)	December 31, 2024
Three months or less	$302,162
Over three months through six months	277,218
Over six months through one year	311,698
Over one year	1,200,585
Deposits	2,091,663
Strategic partner collateral deposits	3,000
Total deposits	$2,094,663

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of December 31, 2024, the Bank had $225.2 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 45% of book value, for a total of approximately $101.4 million in secured borrowing capacity, of which $35.0 million was utilized as of December 31, 2024.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of December 31, 2024, there were no outstanding amounts with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

The Company has entered into various private placements with certain institutional investors over time. The following table presents the private placement notes outstanding for the years ended December 31, 2024 and 2023.

(Dollars in thousands)				December 31,
Date of Notes	Maturity	Interest Rate	Interest Payable	2024	2023
March 2019	March 2024	8.250%	Semi-annually	$—	$3,000
December 2020	December 2027	7.500%	Semi-annually	53,750	53,750
February 2021	February 2026	7.250%	Semi-annually	31,250	31,250
September 2023	September 2028	9.250%	Semi-annually	39,000	39,000
December 2023	December 2033	9.000%	Semi-annually	—	12,500
June 2024	June 2039	8.875%	Semi-annually	17,500	—
August 2024	August 2039	8.625%	Semi-annually	5,000	—
				$146,500	$139,500

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for Medallion Capital and FSVC, typically for a four and a half year term and a 1% fee. On July 10, 2023, Medallion Capital accepted a commitment from the SBA for $20.0 million in debenture financing. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2027. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with an additional $0.4 million fee to be paid pro-rata as Medallion Capital draws under the commitment. As of December 31, 2024, $9.8 million of the commitment had been drawn and $10.2 million was drawable.

On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing with a ten-year term. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as Medallion Capital draws under the commitment. As of December 31, 2024, none of the commitment had been drawn, $0.3 million was drawable, with the balance of $18.2 million drawable upon the infusion of $9.1 million of capital from either a capital infusion into Medallion Capital from the Company or the capitalization of retained earnings of which Medallion Capital had $14.4 million as of December 31, 2024.

The following table presents the SBA debentures and borrowings for the years ended December 31, 2024 and 2023.

(Dollars in thousands)				December 31,
Date of Notes	Maturity	Interest Rate	Interest Payable	2024	2023
March 2014	March 2024	3.95%	Semi-annually	$—	$2,500
September 2014	September 2024	3.78%	Semi-annually	—	2,500
March 2015	March 2025	2.87%	Semi-annually	10,000	10,000
September 2015	September 2025	3.57%	Semi-annually	4,000	4,000
March 2016	March 2026	3.25%	Semi-annually	1,500	1,500
March 2016	March 2026	3.18%	Semi-annually	10,000	10,000
May 2016	September 2026	2.72%	Semi-annually	2,500	2,500
March 2017	March 2027	3.52%	Semi-annually	2,000	2,000
September 2018	September 2028	4.22%	Semi-annually	1,250	1,250
March 2019	March 2029	3.79%	Semi-annually	1,250	1,250
September 2020	September 2030	1.71%	Semi-annually	3,000	3,000
June 2021	September 2031	1.58%	Semi-annually	8,500	8,500
October 2021	March 2032	3.21%	Semi-annually	7,000	7,000
October 2022	March 2033	5.44%	Semi-annually	4,750	4,750
April 2023	September 2033	5.96%	Semi-annually	4,750	4,750
September 2023	March 2034	5.08%	Semi-annually	4,750	4,750
November 2023	March 2034	5.08%	Semi-annually	5,000	5,000
				$70,250	$75,250

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of December 31, 2024, $33.0 million was outstanding on the trust preferred securities.

(F) OTHER BORROWINGS

In January 2024, Medallion Capital entered into a $7.5 million revolving credit facility with a regional bank. The facility allowed Medallion Capital to finance, on a short-term basis, investments for which it anticipates receiving financing from the SBA. The facility bore interest at a rate of 2.75% plus one month SOFR, had an annual facility fee of 0.1%, matured on January 1, 2025, and required that Medallion Capital have total commitments available from the SBA of at least the total requested advance.

(G) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of December 31, 2024, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through February 28, 2031 subject to various operating leases.

The following table presents the operating lease costs and additional information for the years ended December 31, 2024, 2023, and 2022.

	December 31,
(Dollars in thousands)	2024	2023	2022
Operating lease costs	$2,422	$2,390	$2,216
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,682	2,472	2,378
Right-of-use asset obtained in exchange for lease liability	(237)	(226)	(187)

The following table presents the breakout of the operating leases as of December 31, 2024 and 2023.

	December 31,
(Dollars in thousands)	2024	2023
Operating lease right-of-use assets	$6,922	$8,785
Other current liabilities	2,294	2,472
Operating lease liabilities	5,128	7,019
Total operating lease liabilities	7,422	9,491
Weighted average remaining lease term	4.1 years	4.9 years
Weighted average discount rate	5.56%	5.47%

At December 31, 2024, maturities of the lease liabilities were as follows:

(Dollars in thousands)
2025	$2,546
2026	2,567
2027	1,342
2028	575
2029	590
Thereafter	548
Total lease payments	8,168
Less imputed interest	746
Total operating lease liabilities	$7,422

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

The following table presents the significant components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023.

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Provision for credit losses	$14,530	$13,032
Accrued expenses, compensation, and other assets	5,612	6,976
Net operating loss carryforwards (1)	3,168	3,802
Other investments and investment securities	2,885	1,877
Valuation allowance	(4,418)	(3,860)
Total deferred tax assets	21,777	21,827
Deferred tax liabilities:
Goodwill and other intangibles	42,772	43,034
Total deferred tax liabilities	42,772	43,034
Deferred tax liability, net	$20,995	$21,207
(1)
As of December 31, 2024, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $0.6 million of December 31, 2024.

The following table presents the components of the Company's tax provision for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current
Federal	$15,634	$18,634	$5,213
State	4,789	6,014	560
Deferred
Federal	1,455	(52)	8,090
State	(867)	314	4,100
Net provision for income taxes	$21,011	$24,910	$17,963

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Statutory Federal income tax provision at 21%	$13,217	$18,068	$14,249
State and local income taxes, net of federal income tax benefit	2,623	3,534	2,787
Valuation allowance against deferred tax assets	558	1,565	—
Change in effective state income tax rates and accrual	109	(222)	(811)
Non-deductible expenses	3,899	2,024	1,987
Other	605	(59)	(249)
Total income tax provision	$21,011	$24,910	$17,963

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The Company has determined that a valuation allowance is necessary for net operating losses which the Company does not believe will be utilized as well as for deferred compensation in excess of statutory limits. Based upon these considerations, the Company determined the necessary valuation allowance as of December 31, 2024.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah State tax filings of the Company for the tax years 2021 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,341,382 shares remained issuable as of December 31, 2024. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. At December 31, 2024, 913,909 options on the Company’s common stock were outstanding under the Company’s plans, of which 829,286 options were vested. Additionally, as of December 31, 2024, there were 909,028 unvested shares of restricted stock, 512,131 unvested performance stock units, 94,576 unvested restricted stock units, and 239,974 vested, unissued restricted stock units outstanding under the 2018 Plan. As of December 31, 2024, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and performance share units was $5.8 million, which is expected to be recognized over the next 9 quarters. Total stock-based compensation expense was $6.1 million, $4.7 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022.

The fair value of each restricted stock grant is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the year ended December 31, 2024.

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

The following table presents the PSU activity for the years ended December 31, 2024 and 2023. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2022	—	$—	$—
Granted	296,444	6.08	6.08
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2023	296,444	$6.08	$6.08
Granted	215,687	8.97	8.97
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2024	512,131	$6.08 - 8.97	$7.30

The following table presents the activity for the restricted stock programs for the years ended December 31, 2024, 2023, and 2022.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2021 (2)	493,326	4.89 - 7.25	$6.87
Granted	522,475	6.86 -7.68	7.46
Cancelled	(29,373)	4.89 - 8.40	7.32
Vested (1)	(129,140)	4.89 - 7.25	6.53
Outstanding at December 31, 2022 (2)	857,288	4.89 - 7.25	7.27
Granted	399,793	7.67 - 9.37	8.34
Cancelled	(12,807)	4.89 - 8.40	7.24
Vested (1)	(248,898)	4.89 - 7.68	7.10
Outstanding at December 31, 2023 (2)	995,376	$4.89 - 9.37	7.74
Granted	347,158	8.97 - 10.32	9.17
Cancelled	(32,521)	4.89 - 10.32	8.07
Vested (1)	(400,985)	4.89 - 8.40	7.69
Outstanding at December 31, 2024 (2)	909,028	$4.89 - 10.32	$8.30
(1)
The aggregate fair value of the restricted stock vested was $2.7 million, $2.1 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022.
(2)
The aggregate fair value of the restricted stock was $8.5 million as of December 31, 2024. The remaining vesting period was 2.2 years at December 31, 2024.

The following table presents the activity for the stock option programs for the years ended December 31, 2024, 2023, and 2022.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2021 (2)	1,111,687	2.14-12.55	6.41
Granted	—	—	—
Cancelled	(26,093)	4.89 - 12.55	7.08
Exercised (1)	(23,745)	4.89 - 7.25	6.51
Outstanding at December 31, 2022 (2)	1,061,849	2.14 - 9.38	6.51
Granted	—	—	—
Cancelled	(33,382)	4.89 - 9.38	6.80
Exercised (1)	(68,945)	4.89 - 7.25	6.44
Outstanding at December 31, 2023 (2)	959,522	2.14 - 9.38	6.51
Granted	—	—	—
Cancelled	(4,748)	4.89 - 7.25	6.15
Exercised (1)	(40,865)	4.89 - 7.25	6.35
Outstanding at December 31, 2024 (2)	913,909	$2.14 - 9.38	$6.52
Options exercisable at
December 31, 2022	548,426	2.14 - 9.38	$6.51
December 31, 2023	697,647	2.14 - 9.38	6.51
December 31, 2024	829,286	2.14 - 9.38	6.53
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2024, 2023, and 2022.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at December 31, 2024 and the related exercise price of the underlying options, was $2.6 million for outstanding options and $2.4 million for vested options. The remaining contractual life was 5.1 years for outstanding options and 5.0 years for vested options at December 31, 2024.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2024.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	513,423	$4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(3,336)	4.89 - 7.25	5.51
Vested	(248,212)	4.89 - 7.25	6.55
Outstanding at December 31, 2023	261,875	4.89 - 7.25	6.49
Granted	—	—	—
Cancelled	(3,822)	4.89 - 7.25	6.22
Vested	(173,430)	4.89 - 7.25	6.56
Outstanding at December 31, 2024	84,623	$4.89 - 6.79	$6.37

The intrinsic value of the options vested was $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022.

During the year ended December 31, 2024, the Company granted 92,350 restricted stock units, or RSUs, with a vesting date of June 11, 2025 at a grant price of $8.23, During the year ended December 31, 2023, the Company granted 83,158 RSUs with a vesting date of June 22, 2024 at a grant price of $9.14. No PSUs were granted during the year ended December 31, 2022. For the RSUs granted in 2024 and 2023, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of December 31, 2024, there were 334,550 RSUs outstanding, including 239,974 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers, contractors, and financial service providers for the purpose of financing RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, and collector cars make up 55%, 20%, and 11% of the segment portfolio, with no other product lines equal to or exceeding 10%, as of December 31, 2024. The highest concentrations of recreation loans are in Texas and Florida at 16% and 10% of loans outstanding and with no other states at or above 10% as of December 31, 2024. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 36%, 27%, and 13% of total home improvement loans outstanding, and with no other product lines exceeding 10% as of December 31, 2024. The highest concentrations of home improvement loans are in Florida and Texas at 12% and 11% of loans outstanding and with no other states at or above 10% as of December 31, 2024. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, construction, and wholesale trade making up 57%, 12%, and 12% of the loans outstanding as of December 31, 2024, with no other product lines exceeding 10% as of December 31, 2024. The commercial lending segment invests across the United States with concentrations in California, Wisconsin, and Texas having 28%, 10%, and 10% of the segment portfolio, and no other states having a concentration at or greater than 10% as of December 31, 2024. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of December 31, 2024.

The Company's corporate and other investments segment is a non-operating segment that includes items not allocated to the Company's operating segments such as investment securities, equity investments, intercompany eliminations, goodwill, and other corporate elements. The Company allocates portions of centrally incurred costs inclusive of overhead and interest expense formulaically based upon overall capital allocated to the lending segments.

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

The Company's chief operating decision maker (CODM) is a group comprised of the Chief Executive Officer, Chief Financial Officer, President, Chief Operating Officer, and other senior members of management. The CODM primarily uses segment information to identify areas to improve efficiency of resources allocation, determine where to reinvest profits, and minimize unnecessary expenses. The CODM assesses segment performance mainly through selected financial ratios such as returns on average assets and net interest margin, which identifies areas requiring action.

The following table presents segment data as of and for the year ended December 31, 2024.

Year Ended December 31, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$194,131	$74,036	$14,007	$659	$7,869	$290,702
Total interest expense	46,123	26,277	4,294	102	11,371	88,167
Net interest income (loss)	148,008	47,759	9,713	557	(3,502)	202,535
Provision (benefit) for credit losses	67,995	13,458	1,093	(6,035)	(9)	76,502
Net interest income (loss) after loss provision	80,013	34,301	8,620	6,592	(3,493)	126,033
Other income	756	11	7,860	910	1,793	11,330
Operating expenses	(33,128)	(15,586)	(4,992)	(4,573)	(16,148)	(74,427)
Net income (loss) before taxes	47,641	18,726	11,488	2,929	(17,848)	62,936
Income tax (provision) benefit	(15,181)	(5,967)	(3,661)	(933)	4,731	(21,011)
Net income (loss) after taxes	32,460	12,759	7,827	1,996	(13,117)	41,925
Income attributable to the non-controlling interest						6,047
Total net income attributable to Medallion Financial Corp.						$35,878
Balance Sheet Data
Total loan, gross (1)	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Total assets	1,494,445	811,442	106,258	6,573	449,888	2,868,606
Total funds borrowed	1,239,592	673,064	88,137	5,452	373,168	2,379,413
Selected Financial Ratios
Return on average assets	2.29%	1.66%	7.38%	24.25%	(2.95)%	1.54%
Return on average stockholders' equity	*	*	*	*	*	10.12
Return on average equity	15.11	10.76	47.93	151.76	(18.94)	9.89
Interest yield	13.30	9.45	12.71	23.39	NM	11.58
Net interest margin, gross	10.14	6.09	8.81	16.99	NM	8.05
Net interest margin, net of allowance	10.58	6.24	9.18	28.15	NM	8.35
Reserve coverage (2)	5.00	2.48	4.66	28.29	NM	4.12
Delinquency status (3)	0.67	0.17	14.66	—	NM	1.13
Charge-off (recovery) ratio (4)	3.72	1.78	0.04	(153.72)	NM	2.69

(1) Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.

(2) Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.

(3) Loans 90 days or more past due as a percent of total loans.

(4) Net charge-offs as a percent of annual average gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the year ended December 31, 2023.

Year Ended December 31, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$167,765	$62,703	$12,719	$1,596	$6,257	$251,040
Total interest expense	31,436	18,137	3,597	72	9,704	62,946
Net interest income (loss)	136,329	44,566	9,122	1,524	(3,447)	188,094
Provision (benefit) for credit losses	44,592	17,583	1,988	(26,318)	(35)	37,810
Net interest income (loss) after loss provision	91,737	26,983	7,134	27,842	(3,412)	150,284
Other income	376	6	5,971	3,358	1,609	11,320
Operating expenses	(32,601)	(16,752)	(3,547)	(7,256)	(15,412)	(75,568)
Net income (loss) before taxes	59,512	10,237	9,558	23,944	(17,215)	86,036
Income tax (provision) benefit	(17,231)	(2,964)	(2,767)	(6,933)	4,985	(24,910)
Net income (loss) after taxes	42,281	7,273	6,791	17,011	(12,230)	61,126
Income attributable to the non-controlling interest						6,047
Total net income attributable to Medallion Financial Corp.						$55,079
Balance Sheet Data
Total loans, gross	$1,336,222	$760,621	$114,827	$3,663	$553	$2,215,886
Total assets	1,297,870	744,904	110,850	12,247	421,956	2,587,827
Total funds borrowed	1,062,584	609,863	90,754	10,027	345,462	2,118,690
Selected Financial Ratios
Return on average assets	3.36%	1.04%	6.65%	91.25%	(3.13)%	2.51%
Return on average stockholders' equity	*	*	*	*	*	17.33
Return on average equity	21.24	6.60	41.51	574.86	(19.78)	15.79
Interest yield	13.07	8.86	12.80	26.94	NM	11.19
Net interest margin, gross	10.62	6.29	9.18	25.73	NM	8.38
Net interest margin, net of allowance	11.09	6.45	9.45	61.60	NM	8.68
Reserve coverage (1)	4.31	2.76	3.61	41.93	NM	3.80
Delinquency status (2)	0.70	0.20	5.40	—	NM	0.77
Charge-off (recovery) ratio (3)	3.04	1.33	1.02	(309.96)	NM	1.48

(1) Allowance for credit loss as a percent of gross loans.

(2) Loans 90 days or more past due as a percent of total loans.

(3) Net charge-offs as a percent of annual average gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the year ended December 31, 2022.

Year Ended December 31, 2022	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$139,145	$44,703	$9,348	$632	$2,793	$196,621
Total interest expense	17,932	7,697	3,040	508	7,008	36,185
Net interest income (loss)	121,213	37,006	6,308	124	(4,215)	160,436
Provision (benefit) for credit losses	22,802	7,616	5,963	(6,474)	152	30,059
Net interest income (loss) after loss provision	98,411	29,390	345	6,598	(4,367)	130,377
Other income	—	14	3,306	4,341	1,865	9,526
Operating expenses	(30,463)	(13,514)	(4,910)	(10,520)	(12,646)	(72,053)
Net income (loss) before taxes	67,948	15,890	(1,259)	419	(15,148)	67,850
Income tax (provision) benefit	(17,989)	(4,207)	333	(111)	4,011	(17,963)
Net income (loss) after taxes	49,959	11,683	(926)	308	(11,137)	49,887
Income attributable to the non-controlling interest						6,047
Total net income attributable to Medallion Financial Corp.						$43,840
Balance Sheet Data
Total loans, gross	$1,183,512	$626,399	$92,899	$13,571	$572	$1,916,953
Total assets	1,154,680	618,923	101,447	25,496	359,333	2,259,879
Total funds borrowed	936,789	502,131	82,304	20,685	291,526	1,833,435
Selected Financial Ratios
Return on average assets	4.38%	1.95%	(0.91)%	1.18%	(3.02)%	2.40%
Return on average stockholders' equity	*	*	*	*	*	14.92
Return on average equity	26.66	12.08	(5.50)	6.97	(18.40)	13.74
Interest yield	12.82	8.49	10.63	4.58	NM	10.70
Net interest margin, gross	11.17	7.03	7.17	0.90	NM	8.73
Net interest margin, net of allowance	11.57	7.16	7.28	2.76	NM	9.05
Reserve coverage (1)	3.55	1.81	1.13	69.93	NM	3.33
Delinquency status (2)	0.64	0.09	0.08	6.52	NM	0.47
Charge-off (recovery) ratio (3)	1.22	0.69	6.86	(47.51)	NM	0.96

(1) Allowance for credit loss as a percent of gross loans.

(2) Loans 90 days or more past due as a percent of total loans.

(3) Net charge-offs as a percent of annual average gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers, including Mr. Alvin Murstein and Mr. Andrew Murstein, for either a one-, two-, or three-year term. Typically, the contracts with a one- or two-year term will renew for new one- or two-year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one or two-year term (as applicable); however, in addition to Mr. Andrew Murstein's employment agreement, as further described below, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

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

Employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $7.5 million as follows:

(Dollars in thousands)
2025	$4,097
2026	2,465
2027	904
Total	$7,466

(B) OTHER COMMITMENTS

As of December 31, 2024 the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) SEC LITIGATION

On December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the anti-fraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation relates to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (BDC) under the Investment Company Act of 1940. In December 2024, the Company and its President and Chief Operating Officer reached an agreement in principle with the Division of Enforcement of the SEC, that if approved by the Commissioners of the SEC and the Court, would resolve this litigation.

Depending on the outcome of the litigation, and/or in the event that the Commissioners of the SEC or the Court were to decline to approve the settlement in principle, the Company could incur a loss and other penalties that could be material to the Company, its results of operations and/or financial condition, as well as a bar against its President and Chief Operating Officer. In addition, the Company has and may further incur significant legal fees and expenses in defending against such charges by the SEC and the Company may be subject to shareholder litigation relating to these SEC matters.

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

Jeffrey Rudnick, the son of one of the Company’s directors, served as the Company’s Senior Vice President at a salary of $260,988, $250,950, and $239,000 for the years ended December 31, 2024, 2023, and 2022, which was increased to $269,000 effective January 1, 2025. Mr. Rudnick received an annual cash bonus of $75,000, $95,000, and $85,000 as well as an equity grants in the amount of $50,000, $52,000, and $50,000 for the years ended December 31, 2024, 2023, and 2022.

(12) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan, or the 401(k) Plan, which, effective June 1, 2022, covers all full-time and part-time employees of the Company who have attained the age of 18 and have a minimum of thirty (30) days of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% of total annual compensation, up to the applicable limits set forth in the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Once eligible full-time employees have completed a minimum of ninety (90) days of service, and part time employees have worked at least 1,000 hours, the Company matches employee contributions to the 401(k) Plan in an amount per employee equal to fifty percent of the first 8% of the employee’s annual contributions, subject to legal limits. Prior to June 1, 2022, the 401(k) Plan covered full- and part-time employees of the Company aged 21 and older that had completed a minimum of thirty (30) days of service, with the Company matching one-third of the first 6% of the contributions of eligible employees that had completed at least one (1) year of service (in the case of full-time employees) or 1,000 hours (in the case of part-time employees). The Company’s 401(k) plan expense was approximately $0.6 million, $0.5 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022.

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

(b) Investment securities – The Company’s investments are recorded at the estimated fair value of such investments.

(c) Loans receivable – A discounted cash flow method under the income approach is utilized to estimate the market value of the loan portfolio. The discounted cash flow method relies upon assumptions about the amount and timing of scheduled principal and interest payments, principal prepayments, and current market rates. The loan portfolio is aggregated into categories based on loan type and credit quality. For each loan category, weighted average statistics, such as coupon rate, age, and remaining term are calculated. These are Level 3 valuations. Prior to the second quarter of 2024, fair value was reported as approximating book value.

(d) Loans held for sale – Loans held for sale consist of Recreation loans and Strategic Partnership loans intended to be sold on the secondary market. Loans held for sale are recorded at the lower of amortized cost or fair value.

(e) Accrued interest receivable – Book value equals market value.

(f) Floating rate borrowings – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(g) Fixed rate borrowings – The fair value for certificates of deposit is estimated by using discounted cash flow analyses, based on market spreads to benchmark rates, and are considered Level 2 valuations. Prior to the second quarter of 2024, fair value was reported as approximating book value.

(h) Fixed rate borrowings – The fair value for certificates of deposit is estimated by using discounted cash flow analyses, based on market spreads to benchmark rates, and are considered Level 2 valuations. Prior to the second quarter of 2024, fair value was reported as approximating book value.

(i) Accrued interest payable – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(j) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. At December 31, 2024 and 2023, the estimated fair value of these off-balance-sheet instruments was not material.

The following tables present the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2024 and 2023.

	December 31, 2024
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$169,572	$169,572	$168,322	$1,250	$—
Investment securities	54,805	54,805	—	54,805	—
Loans held for investment, net of allowance	2,265,428	2,238,645	—	—	2,238,645
Loans held for sale, at lower of amortized cost or fair value	128,226	133,244	—	—	133,244
Accrued interest receivable (2)	15,314	15,314	15,314	—	—
Equity securities	1,732	1,732	1,732	—	—
Financial liabilities
Funds borrowed (3)	2,379,413	2,371,434	—	2,371,434	—
Accrued interest payable	8,231	8,231	8,231	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $8.2 million as of December 31, 2024.

	December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$149,845	$149,845	$148,595	$1,250	$—
Investment securities	54,282	54,282	—	54,282	—
Loans held for investment, net of allowance	2,131,651	2,131,651	—	—	2,131,651
Accrued interest receivable (2)	13,538	13,538	13,538	—	—
Equity securities	1,748	1,748	1,748	—	—
Financial liabilities
Funds borrowed (3)	2,118,689	2,118,689	—	2,118,689	—
Accrued interest payable	6,822	6,822	6,822	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $8.5 million as of December 31, 2023.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	—	54,805	—	54,805
Equity securities	1,732	—	—	1,732
Total	$1,732	$56,055	$—	$57,787
(1)
Total unrealized gains of less than $0.1 million, net of tax, was included in comprehensive loss for the year ended December 31, 2024 related to these assets.

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$54,282	$—	$54,282
Interest-bearing deposits	—	1,250	—	1,250
Equity securities	1,748	—	—	1,748
Total	$1,748	$55,532	$—	$57,280
(1)
Total unrealized losses of $0.3 million, net of tax, was included in other comprehensive loss for the year ended December 31, 2023 related to these assets.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$1,374	$1,374
Total	$—	$—	$1,374	$1,374

December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$11,430	$11,430
Nonaccrual loans	—	—	25,974	25,974
Loan collateral in process of foreclosure	—	—	11,772	11,772
Total	$—	$—	$49,176	$49,176

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of December 31, 2024 and 2023.

(Dollars in thousands)	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$1,374	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A

(Dollars in thousands)	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$11,157	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
			Collateral support	N/A
	273	Precedent market transaction	Offering price	$8.73 / share
Nonaccrual loans	25,974	Market approach	Historical and actual loss experience	0.00% - 28.48%
				60% of balance
			Transfer prices (2)	$0.0 - $79.5
			Collateral value	N/A
Loan collateral in process of foreclosure	11,772	Market approach	Transfer prices (2)	$0.0 - $79.5
			Collateral value (3)	$2.3 - $45.0
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

(15) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, with a $46.0 million aggregate liquidation amount, yielding net proceeds of $42.5 million, which were recorded in the Bank’s shareholders’ equity. Dividends are payable quarterly from the date of issuance to, but excluding April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to a benchmark rate (which is expected to be the three-month Secured Overnight Financing Rate, or SOFR) plus a spread of 6.46% per annum.

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

(16) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following presents the condensed financial information of Medallion Financial Corp. (parent company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2024	2023
Assets
Cash	$26,395	$31,001
Investment in bank subsidiary (1)	552,326	523,189
Investment in non-bank subsidiaries	96,653	88,931
Income tax receivable	21,870	21,951
Net loans	361	2,403
Loan collateral in process of foreclosure	782	795
Other assets	4,933	6,613
Total assets	$703,320	$674,883
Liabilities
Long-term borrowings (2)	$177,169	$166,625
Short-term borrowings	—	3,000
Deferred tax liabilities	38,096	35,719
Intercompany payables	31,435	32,600
Other liabilities	17,662	25,165
Total liabilities	264,362	263,109
Parent company equity	370,170	342,986
Non-controlling interest	68,788	68,788
Total stockholders’ equity	438,958	411,774
Total liabilities and equity	$703,320	$674,883
(1)
Includes $169.9 million and $171.4 million of goodwill and intangible assets of the Company which relate specifically to the Bank and $68.8 million related to non-controlling interests in consolidated subsidiaries as of December 31, 2024 and 2023.
(2)
Includes $2.3 million and $2.8 million of deferred financing costs as of December 31, 2024 and 2023.

Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Dividend income	$25,600	$25,125	$24,750
Interest income (loss)	1,260	1,243	(119)
Total Dividend and interest income	26,860	26,368	24,631
Interest expense	14,800	12,771	11,289
Net interest income	12,060	13,597	13,342
Allowance for credit losses	(133)	(310)	(353)
Net interest income after allowance for credit losses	12,193	13,907	13,695
Other income, net (1)	997	2,625	3,939
Other expense, net	18,656	22,781	22,362
Income (loss) before income taxes and undistributed earnings of subsidiaries	(5,466)	(6,249)	(4,728)
Income tax benefit	3,095	5,291	7,940
Income (loss) before undistributed earnings of subsidiaries	(2,371)	(958)	3,212
Undistributed earnings of subsidiaries	38,249	56,037	40,628
Net income attributable to parent company	$35,878	$55,079	$43,840
(1)
Includes $1.0 million, $3.1 million, and $4.9 million of net gains on the disposition of taxi medallion assets for the years ended December 31, 2024, 2023, and 2022.

Condensed Statements of Other Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$35,878	$55,079	$43,840
Other comprehensive loss, net of tax	49	(347)	(4,383)
Total comprehensive income attributable to Medallion Financial Corp.	$35,927	$54,732	$39,457

Condensed Statements of Cash Flow

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/net decrease in net assets resulting from operations	$35,878	$55,079	$43,840
Adjustments to reconcile net income/net decrease in net assets resulting from operations to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(63,846)	(81,164)	(64,300)
Benefit for credit losses	(133)	(310)	(353)
Depreciation and amortization	2,252	2,198	2,740
Change in deferred and other tax assets/liabilities, net	2,458	(947)	(1,780)
Net change in loan collateral in process of foreclosure	—	252	64
Stock-based compensation expense	6,053	4,713	3,476
Decrease (increase) in other assets	1,680	990	1,055
Increase in deferred financing costs	(272)	(1,437)	(39)
Decrease in intercompany payables	(1,165)	(778)	(6,325)
(Decrease) increase in other liabilities	(7,614)	(134)	5,430
Net cash used for operating activities	(24,709)	(21,538)	(16,192)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(110)	(1,612)	(92)
Proceeds from principal receipts, sales, and maturities of loans and investments	1,864	2,057	723
Proceeds from sale and principal payments of loan collateral in process of foreclosure	434	954	3,697
Investment in subsidiaries	—	(5,125)	(4,750)
Dividends from subsidiaries	25,600	25,125	24,750
Net cash provided by investing activities	27,788	21,399	24,328
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	10,000	51,500	—
Repayments of funds borrowed	(3,000)	(33,000)	—
Treasury stock repurchased	(4,606)	—	(20,619)
Dividends paid to shareholders	(9,394)	(7,703)	(7,543)
Payment of withholding taxes on net settlement of vested stock	(944)	(768)	—
Proceeds from the exercise of stock options	259	442	155
Net cash (used for) provided by financing activities	(7,685)	10,471	(28,007)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,606)	10,332	(19,871)
Cash and cash equivalents, beginning of period	31,001	20,669	40,540
Cash and cash equivalents, end of period	$26,395	$31,001	$20,669

(17) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to December 31, 2024, through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no subsequent events that required recognition or disclosure.