Form 10-Q
period 2025-03-31
MEDALLION FINANCIAL CORP
filed 2025-05-06
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 5, 2025, was 23,236,480.

MEDALLION FINANCIAL CORP.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, including those relating to the U.S. and global economies, including the current inflationary environment, the impact of tariffs and the risk of recession, all of which are difficult or impossible to predict, and many of which are beyond control of the Company. In particular, any forward-looking statements are subject to the risks and great uncertainties associated with the pending litigation with the Securities and Exchange Commission, or the SEC, the settlement of which remains subject to approval of the Commissioners of the SEC and the court, as well as the U.S. and global economies, including the current inflationary environment, the impact of tariffs and the risk of recession.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.85 billion and $2.87 billion as of March 31, 2025 and December 31, 2024.

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

Our consolidated balance sheets as of March 31, 2025, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2025 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$131,512	$98,238
Federal funds sold	26,482	71,334
Investment securities	60,424	54,805
Equity investments	8,997	9,198
Loans held for sale, at lower of amortized cost or fair value	124,733	128,226
Loans	2,361,700	2,362,796
Allowance for credit losses	(100,366)	(97,368)
Net loans receivable	2,261,334	2,265,428
Goodwill	150,803	150,803
Intangible assets, net	18,785	19,146
Property, equipment, and right-of-use lease asset, net	12,814	13,756
Accrued interest receivable	14,437	15,314
Loan collateral in process of foreclosure	9,183	9,932
Income tax receivable	—	2,131
Other assets	28,234	30,295
Total assets	$2,847,738	$2,868,606
Liabilities
Deposits (1)	$2,022,828	$2,090,071
Long-term debt (2)	199,665	232,159
Short-term debt	111,750	49,000
Deferred tax liabilities, net (3)	21,538	20,995
Operating lease liabilities	4,528	5,128
Accrued interest payable	6,610	8,231
Income tax payable	4,283	—
Accounts payable and accrued expenses (4)	27,524	24,064
Total liabilities	2,398,726	2,429,648
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,467,773 shares at March 31, 2025 and 29,308,182 shares at December 31, 2024 issued)	295	293
Additional paid in capital	293,897	293,412
Treasury stock (6,232,743 shares at March 31, 2025 and 6,172,558 shares at December 31, 2024)	(50,675)	(50,144)
Accumulated other comprehensive loss	(3,009)	(3,647)
Retained earnings	139,716	130,256
Total stockholders’ equity	380,224	370,170
Non-controlling interest in consolidated subsidiaries	68,788	68,788
Total equity	449,012	438,958
Total liabilities and equity	$2,847,738	$2,868,606
Number of common shares outstanding	23,235,030	23,135,624
Book value per common share	$16.36	$16.00
(1)
Includes $4.5 million and $4.6 million of deferred financing costs as of March 31, 2025 and December 31, 2024. Refer to Note 5 for more details.
(2)
Includes $3.6 million of deferred financing costs as of both March 31, 2025 and December 31, 2024. Refer to Note 5 for more details.
(3)
Includes $42.7 million and $42.8 million of deferred tax liabilities related to goodwill and intangible assets as of March 31, 2025 and December 31, 2024. Refer to Note 7 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.3 million as of both March 31, 2025 and December 31, 2024. Refer to Note 6 for more details.
(5)
Refer to Note 10 for more details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2025	2024
Interest and fees on loans	$73,737	$65,221
Non-loan interest and dividend income	1,688	1,849
Total interest income	75,425	67,070
Interest on deposits	19,615	14,752
Interest on long-term debt	3,690	4,255
Interest on short-term borrowings	708	146
Total interest expense	24,013	19,153
Net interest income	51,412	47,917
Provision for credit losses	22,014	17,201
Net interest income after provision for credit losses	29,398	30,716
Other income
Gain on equity investments, net	9,430	4,167
Gain on taxi medallion assets, net	843	629
Strategic partnership fees	685	326
Other income	641	281
Total other income, net	11,599	5,403
Other expenses
Salaries and employee benefits	9,993	9,457
Loan servicing fees	2,817	2,470
Collection costs	1,537	1,467
Regulatory fees	821	977
Professional fee costs, net	1,750	771
Rent expense	675	657
Amortization of intangible assets	361	361
Other expenses	2,804	2,065
Total other expenses	20,758	18,225
Income before income taxes	20,239	17,894
Income tax provision	6,713	6,358
Net income after taxes	13,526	11,536
Less: income attributable to the non-controlling interest	1,512	1,512
Net income attributable to Medallion Financial Corp.	$12,014	$10,024
Basic earnings per share	$0.53	$0.44
Diluted earnings per share	$0.50	$0.42
Weighted average common shares outstanding
Basic	22,570,797	22,641,385
Diluted	23,897,167	23,765,045

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income after taxes	$13,526	$11,536
Other comprehensive income (loss), net of tax	638	(150)
Total comprehensive income	14,164	11,386
Less comprehensive income attributable to the non-controlling interest	1,512	1,512
Total comprehensive income attributable to Medallion Financial Corp.	$12,652	$9,874

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	29,308,182	$293	$293,412	(6,172,558)	$(50,144)	$130,256	$(3,647)	$370,170	$68,788	$438,958
Net income	—	—	—	—	—	12,014	—	12,014	1,512	13,526
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,686	—	—	—	—	1,688	—	1,688
Issuance of restricted stock, net	307,059	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(144,360)	—	(1,202)	—	—	—	—	(1,202)	—	(1,202)
Forfeiture of restricted stock, net	(3,373)	—	—	—	—	—	—	—	—	—
Exercise of stock options	265	—	1	—	—	—	—	1	—	1
Purchase of common stock	—	—	—	(60,185)	(531)	—	—	(531)	—	(531)
Dividends paid on common stock	—	—	—	—	—	(2,554)	—	(2,554)	—	(2,554)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	638	638	—	638
Balance at March 31, 2025	29,467,773	$295	$293,897	(6,232,743)	$(50,675)	$139,716	$(3,009)	$380,224	$68,788	$449,012

(Dollars in thousands)	Common Stock Shares	Common Stock	Capital in Excess of Par	Treasury Stock Shares	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	29,051,800	$291	$288,046	(5,602,154)	$(45,538)	$103,883	$(3,696)	$342,986	$68,788	$411,774
Net income	—	—	—	—	—	10,024	—	10,024	1,512	11,536
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,495	—	—	—	—	1,496	—	1,496
Issuance of restricted stock, net	296,178	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(116,275)	—	(944)	—	—	—	—	(944)	—	(944)
Forfeiture of restricted stock, net	(1,208)	—	—	—	—	—	—	—	—	—
Exercise of stock options	13,383	—	88	—	—	—	—	88	—	88
Purchase of common stock	—	—	—	(264,160)	(2,126)	—	—	(2,126)	—	(2,126)
Dividends paid on common stock	—	—	—	—	—	(2,338)	—	(2,338)	—	(2,338)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(150)	(150)	—	(150)
Balance at March 31, 2024	29,243,878	$292	$288,685	(5,866,314)	$(47,664)	$111,569	$(3,846)	$349,036	$68,788	$417,824

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$13,526	$11,536
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	22,014	17,201
Paid-in-kind interest income	(249)	(608)
Depreciation and amortization	2,105	1,381
Amortization of origination fees, net	2,336	2,007
Increase in deferred and other tax liabilities, net	6,957	6,290
Net change in value of loan collateral in process of foreclosure	—	3,240
Net gains on investments	(9,430)	(4,167)
Stock-based compensation expense	1,688	1,496
Decrease in accrued interest receivable	877	865
Decrease in other assets	1,319	522
Decrease in accounts payable and accrued expenses	(3,263)	(6,763)
Decrease in accrued interest payable	(1,621)	(745)
Net cash provided by operating activities	36,259	32,255
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(284,146)	(175,721)
Proceeds from principal receipts, sales, and maturities of loans	265,210	138,748
Purchases of investments	(3,873)	(795)
Proceeds from principal receipts, sales, and maturities of investments	14,943	1,103
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	3,171	3,759
Net cash used for investing activities	(4,695)	(32,906)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	582,122	212,807
Repayments of time deposits and funds borrowed	(619,161)	(185,900)
Cash dividends paid on common stock	(2,859)	(2,482)
Distributions to non-controlling interests	(1,512)	(1,512)
Payment of withholding taxes on net settlement of vested stock	(1,202)	(944)
Treasury stock repurchased	(531)	(2,126)
Proceeds from the exercise of stock options	1	88
Net cash (used in) provided by financing activities	(43,142)	19,931
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,578)	19,280
Cash and cash equivalents, beginning of period (1)	169,572	149,845
Cash and cash equivalents, end of period (1)	$157,994	$169,125
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$24,515	$18,976
Cash paid during the period for income taxes	10	10
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$6,483	$(5,425)
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at March 31, 2025, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of goodwill and intangible assets, and allowance for credit losses, among other effects.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $9.0 million and $9.2 million as of March 31, 2025 and December 31, 2024, which were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. As of March 31, 2025, cumulative impairment of $5.9 million had been recorded with respect to these investments. Gross impairments on equity investments of $0.5 million were recorded during both the three months ended March 31, 2025 and 2024. The Company recognized $9.4 million and $4.2 million of net gains during the three months ended March 31, 2025 and 2024 on equity investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of March 31, 2025 and December 31, 2024, the fair value of these securities were $1.8 million and $1.7 million and are included in other assets on the consolidated balance sheet. For the three months ended March 31, 2025 and 2024, the Company realized less than $0.1 million of gains and less than $0.1 million of losses related to equity securities.

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

For available-for-sale debt securities in an unrealized loss position, the Company first determines if it intends to sell the security, or if it is more likely than not that it will be required to sell it before recovering its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to its fair value through earnings. If neither condition is met, the Company assesses whether the decline in fair value is the result of credit losses or other factors. This assessment includes reviewing changes in the rating of the security by a rating agency, increases in defaults on the underlying collateral, and the extent to which the securities are issued by the federal government or its agencies, including the amount of the guarantee issued by those agencies, among other factors. If a credit loss exists, the Company compares the present value of expected cash flows from the security to its amortized cost basis. If the present value is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded through earnings, but limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in other comprehensive income, net of taxes.

Changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management confirms the uncollectibility of an available-for-sale debt security or when either of the criteria regarding intent or requirement to sell is met. There were no investment securities allowance for credit losses as of March 31, 2025 and December 31, 2024.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of March 31, 2025 and December 31, 2024, net loan origination costs were $46.8 million and $46.6 million. Net amortization was $2.3 million and $2.0 million for the three months ended March 31, 2025 and 2024.

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

Loans Held For Sale

Loans held for sale consist of recreation loans and strategic partnership loans intended to be sold in the secondary market. Loans held for sale are recorded at the lower of amortized cost or fair value. Changes in fair value are recognized in non-interest income. For loans transferred into the held for sale classification from the held for investment classification, any allowance for credit losses previously recorded is reversed at the transfer date, and the loans are transferred at their amortized cost basis (which is reduced by any previous charge-offs, but excludes any allowance for credit losses). As of March 31, 2025 and December 31, 2024, the Company did not recognize any fair value adjustments related to loans held for sale. Changes in fair value are recognized in non-interest income.

Allowance for Credit Losses

The Company follows Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which requires recognition of lifetime expected losses using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss, or CECL, methodology. For consumer loans, the Company uses historical delinquent loan performance and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period followed by a six month reversion period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. The Company evaluates each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For taxi medallion loans, the Company individually evaluates each loan and establishes a reserve based on fair value of collateral less cost to sell.

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

As of March 31, 2025 and December 31, 2024, the Company had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of March 31, 2025 and December 31, 2024, the Company had intangible assets of $18.8 million and $19.1 million. The Company recognized $0.4 million of amortization expense on the intangible assets for the three months ended March 31, 2025 and 2024.

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

The table below presents the intangible assets as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Brand-related intellectual property	$14,300	$14,575
Home improvement contractor relationships	4,485	4,571
Total intangible assets	$18,785	$19,146

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.6 million and $0.1 million for the three months ended March 31, 2025 and 2024.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as interest expense in the consolidated statements of operations, was $1.1 million and $0.8 million for the three months ended March 31, 2025 and 2024. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts are amortized against income over an appropriate period, or written off. The amount on the Company’s consolidated balance sheets related to deposits and borrowing facilities were $8.1 million and $8.2 million as of March 31, 2025 and December 31, 2024, and there were no capitalized transaction costs as of March 31, 2025 and December 31, 2024.

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

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2025	2024
Net income attributable to common stockholders	$12,014	$10,024
Weighted average common shares outstanding applicable to basic EPS	22,570,797	22,641,385
Effect of restricted stock grants	576,251	610,334
Effect of dilutive stock options	234,474	254,793
Effect of performance stock unit grants	515,645	258,534
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,897,167	23,765,045
Basic earnings per share	$0.53	$0.44
Diluted earnings per share	0.50	0.42

Potentially dilutive common shares excluded from the above calculations aggregated to 59,082 shares as of March 31, 2025 and 9,000 shares as of March 31, 2024.

Stock Compensation

The Company follows FASB ASC Topic 718, or ASC 718, Compensation – Stock Compensation, for its equity incentive, stock option, and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options are reflected in net income resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock and performance stock units are reflected in net income resulting from operations for any new grants using the grant date fair value of the shares and units granted, expensed over the vesting period of the underlying stock.

Regulatory Capital

The Bank subsidiary is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the bank regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (presented in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of March 31, 2025 and December 31, 2024, the Bank’s Tier 1 leverage ratio was considered well-capitalized. The Bank had excess Tier 1 leverage capital of $23.8 million over the 15% minimum required, which was $373.3 million based on our total assets as of March 31, 2025. The Bank’s actual capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2025	December 31, 2024
Common equity tier 1 capital			$328,277	$322,229
Tier 1 capital			397,064	391,016
Total capital			428,007	422,139
Average assets			2,488,507	2,493,857
Risk-weighted assets			2,414,538	2,429,349
Leverage ratio (1)	4.0%	5.0%	16.0%	15.7%
Common equity tier 1 capital ratio (2)	4.5	6.5	13.6	13.3
Tier 1 capital ratio (3)	6.0	8.0	16.4	16.1
Total capital ratio (3)	8.0	10.0	17.7	17.4
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of March 31, 2025 and December 31, 2024 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both March 31, 2025 and December 31, 2024.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes, or Topic 740: Improvements to Income Tax Disclosures. The main objective of this update is to provide transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for the annual periods beginning after December 15, 2024. The Company does not expect this update to have a material impact on the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income - Expense Disaggregation of Income Statement Expenses. This update requires additional disaggregation of specific types of expenses within the notes to consolidated financial statements on an annual and interim basis. In January 2025, the FASB issued ASU 2025-01 to clarify that all public business entities are required to adopt ASU 2024-03 beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is assessing the impact of the update on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of March 31, 2025 and December 31, 2024:

March 31, 2025 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$48,816	$33	$(4,246)	$44,603
State and municipalities	16,766	13	(1,124)	15,655
Agency bonds	179	—	(13)	166
Total	$65,761	$46	$(5,383)	$60,424

December 31, 2024 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$41,475	$28	$(4,802)	$36,701
State and municipalities	17,373	81	(1,516)	15,938
Agency bonds	2,179	2	(15)	2,166
Total	$61,027	$111	$(6,333)	$54,805

The amortized cost and estimated fair market value of investment securities at March 31, 2025 by contractual maturity are presented below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2025 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,339	$1,338
Due after one year through five years	9,724	9,367
Due after five years through ten years	8,237	7,561
Due after ten years	46,461	42,158
Total	$65,761	$60,424

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
March 31, 2025 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(49)	$5,379	$(4,197)	$28,103
State and municipalities	(134)	5,894	(990)	9,718
Agency bonds	—	—	(13)	166
Total	$(183)	$11,273	$(5,200)	$37,987

	Less than Twelve Months		Twelve Months and Over
December 31, 2024 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(106)	$5,423	$(4,696)	$29,619
State and municipalities	(269)	4,884	(1,247)	9,939
Agency bonds	—	—	(15)	166
Total	$(375)	$10,307	$(5,958)	$39,724

As of March 31, 2025 and December 31, 2024, the Company had 57 and 58 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on the Company's assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of March 31, 2025 and December 31, 2024, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	As a Percent of Total Loans	Amount	As a Percent of Total Loans
Loans held for investment:
Recreation	$1,431,610	58%	$1,422,403	57%
Home improvement	812,381	33	827,211	33
Commercial	116,059	5	111,273	4
Taxi medallion	1,650	*	1,909	*
Total loans	2,361,700	95	2,362,796	95
Loans held for sale, at lower of amortized cost or fair value:
Recreation	114,234	5	120,840	5
Strategic partnership	10,499	*	7,386	*
Total loans held for sale, at lower of amortized cost or fair value	124,733	5	128,226	5
Total loans and loans held for sale	$2,486,433	100%	$2,491,022	100%

(*) Less than 1%.

The following tables present the activity of the gross loans and loans held for sale for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024 (1)	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	86,833	48,796	9,707	72	136,240	281,648
Principal receipts, sales, and maturities	(61,507)	(59,611)	(5,052)	(316)	(133,127)	(259,613)
Charge-offs	(20,274)	(4,227)	(130)	(15)	—	(24,646)
Transfer to loan collateral in process of foreclosure, net	(2,389)	—	—	—	—	(2,389)
Amortization of origination fees and costs, net	(3,481)	1,133	12	—	—	(2,336)
Origination fees and costs, net	3,419	(921)	—	—	—	2,498
Paid-in-kind interest	—	—	249	—	—	249
Gross loans – March 31, 2025 (1)	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433
(1)
Includes loans held for sale and loans held for investment.

Three Months Ended March 31, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	105,765	51,576	—	—	15,746	173,087
Principal receipts, sales, and maturities	(64,886)	(54,917)	(8,872)	(103)	(15,430)	(144,208)
Charge-offs	(18,101)	(4,898)	—	—	—	(22,999)
Transfer to loan collateral in process of foreclosure, net	5,425	—	—	—	—	5,425
Amortization of origination fees and costs, net	(2,952)	938	7	—	—	(2,007)
Origination fees and costs, net	3,688	(1,054)	—	—	—	2,634
Paid-in-kind interest	—	—	608	—	—	608
Gross loans – March 31, 2024	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	$71,558	$20,249	$8,174	$385	$100,366
(1)
As of March 31, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $161.7 million, including $95.2 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for the Company.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Total
Balance at December 31, 2023	$57,532	$21,019	$4,148	$1,536	$84,235
Charge-offs	(18,101)	(4,898)	—	—	(22,999)
Recoveries	3,548	911	20	911	5,390
Provision (benefit) for credit losses	17,030	898	216	(943)	17,201
Balance at March 31, 2024	$60,009	$17,930	$4,384	$1,504	$83,827

The following table presents the gross charge-offs for the three months ended March 31, 2025, by the year of origination:

Three Months Ended March 31, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$—	$2,728	$3,707	$4,506	$1,933	$7,400	$20,274
Home improvement	—	823	1,503	1,133	428	340	4,227
Commercial	—	—	—	130	—	—	130
Taxi medallion	—	—	—	—	—	15	15
Total	$—	$3,551	$5,210	$5,769	$2,361	$7,755	$24,646

The following table presents the gross charge-offs for the three months ended March 31, 2024, by the year of origination:

Three Months Ended March 31, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$—	$3,763	$6,818	$3,497	$1,289	$2,734	$18,101
Home improvement	—	1,524	1,680	1,163	287	244	4,898
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$—	$5,287	$8,498	$4,660	$1,576	$2,978	$22,999

The following tables present the allowance for credit losses by type as of March 31, 2025 and December 31, 2024.

March 31, 2025 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category (1)
Recreation	$71,558	71%	5.00%
Home improvement	20,249	20	2.49
Commercial	8,174	8	7.04
Taxi medallion	385	1	23.32
Total (2)	$100,366	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of March 31, 2025, total allowance for credit losses as a percent of nonaccrual loans was 293.37%.

December 31, 2024 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category (1)
Recreation	$71,102	73%	5.00%
Home improvement	20,536	21	2.48
Commercial	5,190	5	4.66
Taxi medallion	540	1	28.29
Total (2)	$97,368	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of December 31, 2024, total allowance for credit losses as a percent of nonaccrual loans was 291.93%

The following tables present the performance status of loans and loans held for sale as of March 31, 2025 and December 31, 2024.

March 31, 2025 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,538,119	$7,725	$1,545,844	0.50%
Home improvement	810,874	1,507	812,381	0.19
Commercial	92,730	23,329	116,059	20.10
Taxi medallion	—	1,650	1,650	100.00
Strategic partnership	10,499	—	10,499	—
Total	$2,452,222	$34,211	$2,486,433	1.38%

December 31, 2024 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,532,448	$10,795	$1,543,243	0.70%
Home improvement	825,825	1,386	827,211	0.17
Commercial	92,010	19,263	111,273	17.31
Taxi medallion	—	1,909	1,909	100.00
Strategic partnership	7,386	—	7,386	—
Total	$2,457,669	$33,353	$2,491,022	1.34%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables present the aging of loans and loans held for sale as of March 31, 2025 and December 31, 2024.

March 31, 2025	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$46,880	$14,148	$7,140	$68,168	$1,427,037	$1,495,205	$—
Home improvement	4,644	2,117	1,519	8,280	807,755	816,035	—
Commercial	—	—	20,497	20,497	95,742	116,239	—
Taxi medallion	46	67	—	113	1,537	1,650	—
Strategic partnership	—	—	—	—	10,499	10,499	—
Total	$51,570	$16,332	$29,156	$97,058	$2,342,570	$2,439,628	$—
(1)
Excludes $46.8 million of capitalized loan origination costs.

December 31, 2024	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$54,169	$20,376	$10,018	$84,563	$1,407,977	$1,492,540	$—
Home improvement	5,407	2,432	1,386	9,225	821,852	831,077	—
Commercial	—	—	16,337	16,337	95,127	111,464	—
Taxi medallion	49	69	—	118	1,791	1,909	—
Strategic partnership	—	—	—	—	7,386	7,386	—
Total	$59,625	$22,877	$27,741	$110,243	$2,334,133	$2,444,376	$—
(1)
Excludes $46.6 million of capitalized loan origination costs.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending March 31,
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	March 31, 2025 (1)	December 31, 2024 (1)	Interest Rate (2)
Deposits (3)	$807,514	$466,604	$389,848	$173,104	$186,054	$—	$2,023,124	$2,091,663	3.75%
Privately placed notes	31,250	—	53,750	39,000	—	22,500	146,500	146,500	8.12
SBA debentures and borrowings	15,500	4,500	—	2,500	—	48,000	70,500	70,250	3.84
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.69
Federal reserve and other borrowings	65,000	—	—	—	—	—	65,000	35,000	4.50
Total	$919,264	$471,104	$443,598	$214,604	$186,054	$103,500	$2,338,124	$2,376,413	4.09%
(1)
Excludes deferred financing costs of $8.1 million and $8.2 million as of March 31, 2025 and December 31, 2024.
(2)
Weighted average contractual rate as of March 31, 2025.
(3)
Balance excludes $4.3 million and $3.0 million of strategic partner reserve deposits and includes $5.2 million and $6.0 million in retail savings deposit balances as of March 31, 2025 and December 31, 2024.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, the annual expense of which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of March 31, 2025 and December 31, 2024, the Bank had $10.4 million in listing service deposit balances from other financial institutions. As of March 31, 2025 and December 31, 2024, the Bank had $5.2 million and $6.0 million in retail savings deposit balances. The following table presents the maturity of the deposit pools and retail savings deposits, which includes strategic partner reserve deposits, as of March 31, 2025.

(Dollars in thousands)	March 31, 2025
Three months or less	$382,152
Over three months through six months	219,337
Over six months through one year	206,025
Over one year	1,215,610
Deposits	2,023,124
Strategic partner collateral deposits	4,250
Total deposits	$2,027,374

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

As of March 31, 2025, the Bank had $213.4 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 46% of book value, for a total of approximately $97.4 million in secured borrowing capacity, of which $65.0 million was utilized as of March 31, 2025.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of March 31, 2025, there were no outstanding amounts with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

The Company has entered into various private placements with certain institutional investors over time. The following table presents the private placement notes outstanding as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	March 31, 2025	December 31, 2024
December 2020	December 2027	7.500%	Semi-annually	$53,750	$53,750
February 2021	February 2026	7.250%	Semi-annually	31,250	31,250
September 2023	September 2028	9.250%	Semi-annually	39,000	39,000
June 2024	June 2039	8.875%	Semi-annually	17,500	17,500
August 2024	August 2039	8.625%	Semi-annually	5,000	5,000
				$146,500	$146,500

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for Medallion Capital and FSVC, typically for a four and a half year term and a 1% fee. On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as Medallion Capital draws under the commitment. As of March 31, 2025, none of the commitment had been drawn, $10.3 million was drawable, with the balance of $8.2 million drawable upon the infusion of $4.1 million of capital from a capital infusion into Medallion Capital from the Company or the capitalization of retained earnings of which Medallion Capital had $25.7 million as of March 31, 2025.

The following table presents the SBA debentures and borrowings as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	March 31, 2025	December 31, 2024
March 2015	March 2025	2.87%	Semi-annually	$—	$10,000
September 2015	September 2025	3.57%	Semi-annually	4,000	4,000
March 2016	March 2026	3.25%	Semi-annually	1,500	1,500
March 2016	March 2026	3.18%	Semi-annually	10,000	10,000
May 2016	September 2026	2.72%	Semi-annually	2,500	2,500
March 2017	March 2027	3.52%	Semi-annually	2,000	2,000
September 2018	September 2028	4.22%	Semi-annually	1,250	1,250
March 2019	March 2029	3.79%	Semi-annually	1,250	1,250
September 2020	September 2030	1.71%	Semi-annually	3,000	3,000
June 2021	September 2031	1.58%	Semi-annually	8,500	8,500
October 2021	March 2032	3.21%	Semi-annually	7,000	7,000
October 2022	March 2033	5.44%	Semi-annually	4,750	4,750
April 2023	September 2033	5.96%	Semi-annually	4,750	4,750
September 2023	March 2034	5.08%	Semi-annually	4,750	4,750
November 2023	March 2034	5.08%	Semi-annually	5,000	5,000
March 2025	September 2035	*	Semi-annually	10,250	—
				$70,500	$70,250

(*) Interest rate will price in September 2025 and will accrue interest at a rate which approximates 5% until that time.

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of March 31, 2025, $33.0 million was outstanding on the trust preferred securities.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of March 31, 2025, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through February 28, 2031 subject to various operating leases.

The following table presents the operating lease costs and additional information for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating lease costs	$588	$604
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	675	657
Right-of-use asset obtained in exchange for lease liability	(63)	(59)

The following table presents the breakout of the operating leases as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$6,435	$6,922
Other current liabilities	2,349	2,294
Operating lease liabilities	4,528	5,128
Total operating lease liabilities	6,877	7,422
Weighted average remaining lease term	3.6 years	4.1 years
Weighted average discount rate	5.55%	5.56%

At March 31, 2025, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2025	$1,911
2026	2,567
2027	1,342
2028	575
2029	589
Thereafter	548
Total lease payments	7,532
Less imputed interest	655
Total operating lease liabilities	$6,877

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

The following table presents the significant components of the Company's deferred tax assets and liabilities as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Deferred tax assets:
Provision for credit losses	$15,477	$14,530
Accrued expenses, compensation, and other assets	4,022	5,612
Net operating loss carryforwards (1)	3,168	3,168
Other investments and investment securities	2,704	2,885
Valuation allowance	(4,228)	(4,418)
Total deferred tax assets	21,143	21,777
Deferred tax liabilities:
Goodwill and other intangibles	42,681	42,772
Total deferred tax liabilities	42,681	42,772
Deferred tax liability, net	$21,538	$20,995
(1)
As of March 31, 2025, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $0.5 million as of March 31, 2025.

The following table presents the components of the Company's tax provision for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Current
Federal	$4,661	$1,729
State	1,522	643
Deferred
Federal	261	3,116
State	269	870
Net provision for income taxes	$6,713	$6,358

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Statutory Federal income tax provision at 21%	$4,250	$3,758
State and local income taxes, net of federal income tax benefit	923	735
Non-deductible expenses	1,572	1,780
Valuation allowance against deferred tax assets	(190)	—
Other	158	85
Total income tax provision	$6,713	$6,358

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The Company has determined that a valuation allowance is necessary for net operating losses which the Company does not believe will be utilized as well as for deferred compensation in excess of statutory limits. Based upon these considerations, the Company determined the necessary valuation allowance as of March 31, 2025.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah State tax filings of the Company for the tax years 2021 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020, and subsequently on April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. A total of 5,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 399,439 shares remained issuable as of March 31, 2025. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. As of March 31, 2025, 889,928 options on the Company’s common stock were outstanding under the Company’s plans, all of which have previously vested and are exercisable. Additionally, as of March 31, 2025, there were 727,891 unvested shares of restricted stock, 823,854 unvested performance stock units, 95,766 unvested restricted stock units, and 242,991 vested, unissued restricted stock units outstanding under the 2018 Plan. As of March 31, 2025, the total remaining unrecognized compensation cost related to unvested restricted stock, restricted stock units, and performance stock units was $9.0 million, which is expected to be recognized over the next 12 quarters. Total stock-based compensation expense was $1.7 million, or $0.07 per diluted common share, for the three months ended March 31, 2025 and $1.5 million, or $0.06 per diluted common share, for the three months ended March 31, 2024.

The fair value of each restricted stock grant, each restricted stock unit, and each performance stock unit is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2025 and 2024.

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

The following table presents the PSU activity for the three months ended March 31, 2025 and the year ended December 31, 2024. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2023	296,444	$6.08	$6.08
Granted	215,687	8.97	8.97
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2024	512,131	6.08 - 8.97	$7.30
Granted	311,723	8.47	8.47
Cancelled	—	—	—
Vested	—	—	—
Outstanding at March 31, 2025	823,854	$6.08 - 8.97	$7.74

The following table presents the activity for the restricted stock programs for the three months ended March 31, 2025 and the year ended December 31, 2024.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2023	995,376	$4.89 - 9.37	$7.74
Granted	347,158	8.97 - 10.32	9.17
Cancelled	(32,521)	4.89 - 10.32	8.07
Vested (1)	(400,985)	4.89 - 8.40	7.69
Outstanding at December 31, 2024	909,028	4.89 - 10.32	8.30
Granted	307,059	8.47	8.47
Cancelled	(3,373)	4.89 - 10.32	8.86
Vested (1)	(484,823)	4.89 - 8.97	7.70
Outstanding at March 31, 2025 (2)	727,891	$8.08 - 10.32	$8.77
(1)
The aggregate fair value of the restricted stock vested was $4.2 million for the three months ended March 31, 2025 and $2.7 million for the year ended December 31, 2024.
(2)
The aggregate fair value of the restricted stock was $6.3 million as of March 31, 2025. The remaining vesting period was 2.9 years at March 31, 2025.

The following table presents the activity for the stock option programs for the three months ended March 31, 2025 and the year ended December 31, 2024.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	959,522	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(4,748)	4.89 - 7.25	6.15
Exercised	(40,865)	4.89 - 7.25	6.35
Outstanding at December 31, 2024	913,909	2.14 - 9.38	$6.52
Granted	—	—	—
Cancelled	(23,716)	4.89 - 7.25	6.67
Exercised (1)	(265)	4.89	4.89
Outstanding at March 31, 2025 (2)	889,928	$2.14 - 9.38	$6.51
Options exercisable at:
December 31, 2024	829,286	2.14 - 9.38	$6.53
March 31, 2025 (2)	889,928	$2.14 - 9.38	$6.51
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for both the three months ended March 31, 2025 and the year ended December 31, 2024.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at March 31, 2025 and the related exercise price of the underlying options, was $1.9 million for outstanding options, all of which had previously vested. The remaining contractual life was 4.9 years for outstanding options at March 31, 2025.

The following table presents the activity for the unvested options outstanding under the plans described above for the three months ended March 31, 2025 and the year ended December 31, 2024.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	261,875	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	(3,822)	4.89 - 7.25	6.22
Vested	(173,430)	4.89 - 7.25	6.56
Outstanding at December 31, 2024	84,623	4.89 - 6.79	$6.37
Granted	—	—	—
Cancelled	(119)	4.89	4.89
Vested	(84,504)	4.89 - 6.79	6.37
Outstanding at March 31, 2025	—	$—	$—

The intrinsic value of the options vested was $0.1 million for the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company did not grant any restricted stock units, or RSUs, and during the year ended December 31, 2024, granted 92,350 RSUs with a vesting date of June 11, 2025 at a grant price of $8.23. For the RSUs granted in 2024, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of March 31, 2025, there were 338,757 RSUs outstanding, including 242,991 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers to finance RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, and collector cars make up 55%, 19%, and 11% of the segment portfolio, with no other product lines at or above 10%, as of March 31, 2025. The highest concentrations of recreation loans are in Texas and Florida at 16% and 10% of loans outstanding and with no other states at or above 10% as of March 31, 2025. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 35%, 29%, and 13% of total home improvement loans outstanding, and with no other product lines at or above 10% as of March 31, 2025. The highest concentrations of home improvement loans are in Florida and Texas at 13% and 11% of loans outstanding, with no other states at or above 10% as of March 31, 2025. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, construction, and wholesale trade making up 58%, 13%, and 12% of the loans outstanding as of March 31, 2025, with no other product lines exceeding 10% as of March 31, 2025. The commercial lending segment invests across the United States with concentrations in California and Illinois having 31% and 10% of the segment portfolio, with no other states having a concentration at or above 10% as of March 31, 2025. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of March 31, 2025.

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

As part of segment reporting, capital ratios for all operating segments have been normalized as a percent of consolidated total equity divided by total assets, with the net adjustment applied to corporate and other investments. In addition, the commercial segment primarily represents the mezzanine lending business, with certain legacy commercial loans (immaterial to total) allocated to corporate and other investments.

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

The following table presents segment data as of and for the three months ended March 31, 2025.

Three Months Ended March 31, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$50,466	$19,771	$3,343	$80	$1,765	$75,425
Total interest expense	12,041	6,964	1,053	12	3,943	24,013
Net interest income (loss)	38,425	12,807	2,290	68	(2,178)	51,412
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	—	22,014
Net interest income (loss) after credit loss provision	21,555	9,962	(824)	883	(2,178)	29,398
Other income, net	400	2	9,642	844	711	11,599
Operating expenses	(9,964)	(4,984)	(1,473)	(983)	(3,354)	(20,758)
Net income (loss) before taxes	11,991	4,980	7,345	744	(4,821)	20,239
Income tax (provision) benefit	(3,977)	(1,652)	(2,436)	(247)	1,599	(6,713)
Net income (loss) after taxes	$8,014	$3,328	$4,909	$497	$(3,222)	$13,526
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$12,014
Balance Sheet Data
Total loans, gross (1)	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433
Total assets	1,495,150	795,868	109,565	6,855	440,300	2,847,738
Total funds borrowed	1,229,818	654,632	90,121	5,638	362,164	2,342,373
Selected Financial Ratios
Return on average assets	2.17%	1.68%	18.45%	30.14%	(2.94)%	1.93%
Return on average stockholders' equity	*	*	*	*	*	12.96
Return on average equity	13.37	10.33	113.46	185.45	(18.04)	12.32
Interest yield	13.27	9.78	12.05	19.12	NM	11.65
Net interest margin, gross	10.10	6.33	8.25	16.25	NM	7.94
Net interest margin, net of allowance	10.59	6.50	8.71	21.87	NM	8.25
Reserve coverage (2)	5.00	2.49	7.04	23.32	NM	4.25
Delinquency status (3)	0.48	0.19	17.63	—	NM	1.20
Charge-off (recovery) ratio (4)	4.67	1.55	0.47	(157.97)	NM	3.10

(1) Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.

(2) Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.

(3) Loans 90 days or more past due as a percent of total loans.

(4) Charge-off ratio in the recreation lending segment was 4.32% when including loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three months ended March 31, 2024.

Three Months Ended March 31, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$43,927	$17,447	$3,645	$140	$1,911	$67,070
Total interest expense	9,645	5,634	1,098	28	2,748	19,153
Net interest income (loss)	34,282	11,813	2,547	112	(837)	47,917
Provision (benefit) for credit losses	17,030	898	216	(944)	1	17,201
Net interest income (loss) after credit loss provision	17,252	10,915	2,331	1,056	(838)	30,716
Other income, net	250	2	4,202	639	310	5,403
Operating expenses	(8,287)	(4,114)	(985)	(743)	(4,096)	(18,225)
Net income (loss) before taxes	9,215	6,803	5,548	952	(4,624)	17,894
Income tax (provision) benefit	(3,274)	(2,417)	(1,971)	(338)	1,642	(6,358)
Net income (loss) after taxes	$5,941	$4,386	$3,577	$614	$(2,982)	$11,536
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$10,024
Balance Sheet Data
Total loans, gross	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426
Total assets	1,322,761	738,551	102,331	8,611	446,508	2,618,762
Total funds borrowed	1,083,760	605,107	83,842	7,055	365,832	2,145,596
Selected Financial Ratios
Return on average assets	1.82%	2.38%	13.50%	23.68%	(2.78)%	1.80%
Return on average stockholders' equity	*	*	*	*	*	11.65
Return on average equity	11.44	14.93	84.71	148.65	(17.47)	11.18
Interest yield	13.17	9.28	12.99	15.59	NM	11.34
Net interest margin, gross	10.28	6.28	9.08	12.47	NM	8.10
Net interest margin, net of allowance	10.75	6.45	9.43	21.57	NM	8.39
Reserve coverage (1)	4.40	2.38	4.11	42.19	NM	3.76
Delinquency status (2)	0.48	0.18	7.80	—	NM	0.74
Charge-off (recovery) ratio (3)	4.36	2.12	(0.07)	(101.47)	NM	3.20

(1) Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.

(2) Loans 90 days or more past due as a percent of total loans.

(3) Net charge-offs as a percent of annual average total gross loans.

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

As of March 31, 2025, employment agreements expire at various dates through 2027, with future minimum payments under these agreements of approximately $7.8 million.

(B) OTHER COMMITMENTS

As of March 31, 2025, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors, serves as the Company’s Senior Vice President at a salary of $269,000 per year, an increase from $260,988 per year in 2024. Mr. Rudnick received an annual cash bonus of $75,000 and $95,000 as well as an equity bonus in the amount of $50,000 and $52,000, during the three months ended March 31, 2025 and 2024.

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

(h) Accrued interest payable – Due to the short-term nature of these instruments, the carrying amount approximates fair value.

(i) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. As of March 31, 2025 and December 31, 2024, the estimated fair value of these off-balance-sheet instruments was not material.

The following tables present the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$157,994	$157,994	$156,744	$1,250	$—
Investment securities	60,424	60,424	—	60,424	—
Loans held for investment, net of allowance	2,261,334	2,215,944	—	—	2,215,944
Loans held for sale, at lower of amortized cost or fair value	124,733	130,659	—	—	130,659
Accrued interest receivable (2)	14,437	14,437	14,437	—	—
Equity securities	1,758	1,758	1,758	—	—
Financial liabilities
Funds borrowed (3)	2,342,374	2,347,445	—	2,347,445	—
Accrued interest payable	6,610	6,610	6,610	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $8.1 million as of March 31, 2025.

	December 31, 2024
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

March 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$60,424	$—	$60,424
Equity securities	1,758	—	—	1,758
Total	$1,758	$60,424	$—	$62,182
(1)
Total unrealized losses of $0.1 million, net of tax, related to these assets was included in comprehensive loss for the three months ended March 31, 2025.

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$54,805	$—	$54,805
Equity securities	1,732	—	—	1,732
Total	$1,732	$54,805	$—	$56,537
(1)
Total unrealized losses of less than $0.1 million, net of tax, related to these assets was included in other comprehensive loss for the year ended December 31, 2024.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

March 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$650	$650
Total	$—	$—	$650	$650

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$1,374	$1,374
Total	$—	$—	$1,374	$1,374

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	Fair Value at March 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$650	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
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

(14) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F ("Series F") with a $46.0 million aggregate liquidation amount, or $25 per share, yielding net proceeds of $42.5 million, which were recorded in the Bank’s shareholders’ equity. Dividends are payable quarterly from the date of issuance to, but excluding, April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to three-month Term 90 day SOFR plus a spread of 6.46% per annum.

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

(15) SUBSEQUENT EVENTS

On April 30, 2025, the Bank closed a sale of $52.8 million in Recreation loans held for sale. The total proceeds received, which reflected a sales price at a premium and accrued but unpaid interest, were $55.9 million. The sale was structured as a 90/10 loan participation on a pool of $58.6 million in loans, $5.9 million of which were retained by the Bank. Loan servicing was also retained by the Bank.

The Company has evaluated the effects of events that have occurred subsequent to March 31, 2025 through the date of financial statement issuance for potential recognition or disclosure. As of such date there were no additional subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three months ended March 31, 2025 and the year ended December 31, 2024. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of March 31, 2025, our consumer loans represented 95% of our gross loan portfolio, inclusive of loans held for sale, and commercial loans represented 5%. Total assets were $2.85 billion and $2.87 billion as of March 31, 2025 and December 31, 2024.

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

Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, the impact of tariffs, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation, the risk of recession and economic health, as well as other factors which contribute to competition and changes in the demand for our loan products. We have been, and continue to take, steps in the event of a potential economic downturn and in light of the current uncertainties and inflationary environment to moderate the pace of our recent growth.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At March 31, 2025, we identified our policies for the allowance for credit losses and goodwill and intangible assets to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2024, and there have been no material changes in such policies and estimates since the date of such report.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU 2023-09, Income Taxes, or Topic 740: Improvements to Income Tax Disclosures. The main objective of this update is to improve financial reporting disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for the annual periods beginning after December 15, 2024. We do not expect this update to have a material impact on the financial statements.

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

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$37,291	$352	3.83%	$28,246	$329	4.68%
Federal funds sold	46,665	817	7.10	82,255	1,053	5.15
Investment securities	57,960	519	3.63	53,660	467	3.50
Loans
Recreation	1,542,323	50,466	13.25	1,341,450	43,927	13.17
Home improvement	820,012	19,771	9.78	756,205	17,447	9.28
Commercial	112,557	3,098	11.16	112,841	3,663	13.06
Taxi medallion	1,697	80	19.12	3,611	139	15.48
Strategic partnerships	8,050	322	16.22	734	45	24.66
Total loans	2,484,639	73,737	12.04	2,214,841	65,221	11.84
Total interest-earning assets, before allowance	2,626,555		11.65	2,379,002		11.34
Allowance for credit losses	(98,261)			(83,559)
Total interest-earning assets, net of allowance	$2,528,294	$75,425	12.10%	$2,295,443	$67,070	11.75%
Non-interest-earning assets
Cash	65,941			25,024
Equity investments	9,117			13,064
Loan collateral in process of foreclosure	9,547			11,013
Goodwill and intangible assets	169,770			171,215
Other assets	56,616			54,477
Total non-interest-earning assets	310,991			274,793
Total assets	$2,839,285			$2,570,236
Interest-bearing liabilities
Deposits	$2,093,173	$19,617	3.80%	$1,855,205	$14,753	3.20%
Privately placed notes	146,500	3,175	8.79	138,750	3,007	8.72
SBA debentures and borrowings	67,813	660	3.95	74,000	745	4.05
Trust preferred securities	33,000	561	6.89	33,000	648	7.90
Total interest-bearing liabilities	2,340,486	24,013	4.16	2,100,955	19,153	3.67
Non-interest-bearing liabilities
Deferred tax liability	20,510			21,830
Other liabilities (1)	33,036			32,270
Total non-interest-bearing liabilities	53,546			54,100
Total liabilities	2,394,032			2,155,055
Non-controlling interest	69,166			69,166
Total stockholders’ equity	376,087			346,015
Total liabilities and stockholders’ equity	$2,839,285			$2,570,236
Net interest income		$51,412			$47,917
Net interest margin, gross			7.94			8.10
Net interest margin, net of allowance			8.25%			8.39%
(1)
Includes deferred financing costs of $8.1 million and $8.2 million as of March 31, 2025 and 2024.

For the three months ended March 31, 2025, our total loans yielded 12.04%, as compared to 11.84% for the three months ended March 31, 2024. The 20 basis point increase reflects a higher yield on our loan portfolios, as we have increased the rates charged on new consumer originations over the past year as prevailing market interest rates have remained high. We have continued to use the higher interest rate environment as an opportunity to increase the rates on both newly issued recreation and home improvement loans, as well as seek to increase the credit quality of our new issuances, particularly in our recreation segment, with the weighted average FICO scores, measured at origination, of our outstanding recreation loans being 685 (683 exclusive of loans held for sale) as of March 31, 2025 compared to 684 as of March 31, 2024. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the three months ended March 31, 2025 of 4.16% increased 49 basis points from the three months ended March 31, 2024, attributable to the current higher interest rate environment, particularly the higher cost associated with our deposits. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the three months ended March 31, 2025, we issued deposits at rates up to 4.45% and 4.33% for three and five year certificates of deposit, with the most recent three and five year issuances being at rates of 4.15%. As described above, we have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$(370)	$157	$(213)	$90	$433	$523
Investment securities	39	13	52	47	54	101
Loans
Recreation	6,573	(34)	6,539	4,833	1,194	6,027
Home improvement	1,538	786	2,324	2,501	1,297	3,798
Commercial	(8)	(557)	(565)	582	398	980
Taxi medallion	(90)	31	(59)	(273)	103	(170)
Strategic partnerships	293	(16)	277	(36)	4	(32)
Total loans	$8,306	$210	$8,516	$7,607	$2,996	$10,603
Total interest-earning assets	$7,975	$380	$8,355	$7,744	$3,483	$11,227
Interest-bearing liabilities
Deposits	2,230	2,633	4,863	1,712	4,441	6,153
Privately placed notes	168	—	168	386	121	507
SBA debentures and borrowings	(60)	(24)	(84)	82	102	184
Trust preferred securities	—	(87)	(87)	—	69	69
Total interest-bearing liabilities	$2,338	$2,522	$4,860	$2,180	$4,733	$6,913
Net	$5,637	$(2,142)	$3,495	$5,564	$(1,250)	$4,314

During the three months ended March 31, 2025, the increase in interest income was mainly driven by the increase in the size of the consumer loan portfolios, as well as an increase in overall yield on interest-earning assets as we issue new loans at interest rates greater than the weighted average rates of our current portfolio. The increase in interest expense was driven by an increase in borrowing costs, primarily due to the increases in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table presents the average borrowings and related borrowing costs for the three months ended March 31, 2025 and 2024. We expect our borrowing costs to further increase as we take deposits and borrow other funds at the currently higher prevailing rates.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In July 2023, we obtained a $20.0 million commitment from the SBA, all of which has been utilized as of March 31, 2025. In February 2024, we obtained an $18.5 million commitment from the SBA, with $10.3 million currently drawable, and the balance of $8.2 million drawable upon the infusion of $4.1 million of capital.

At March 31, 2025 and 2024, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the three months ended March 31, 2025, there was continued growth in the recreation and home improvement lending segments as compared to the prior year quarter. The tables below present the activity of the loan portfolio, inclusive of loans held for sale and loans held for investment.

Three Months Ended March 31, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024 (1)	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	86,833	48,796	9,707	72	136,240	281,648
Principal receipts, sales, and maturities	(61,507)	(59,611)	(5,052)	(316)	(133,127)	(259,613)
Charge-offs	(20,274)	(4,227)	(130)	(15)	—	(24,646)
Transfer to loan collateral in process of foreclosure, net	(2,389)	—	—	—	—	(2,389)
Amortization of origination fees and costs, net	(3,481)	1,133	12	—	—	(2,336)
Origination fees and costs, net	3,419	(921)	—	—	—	2,498
Paid-in-kind interest	—	—	249	—	—	249
Gross loans – March 31, 2025 (1)	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433
(1)
Includes loans held for sale and loans held for investment.

Three Months Ended March 31, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	105,765	51,576	—	—	15,746	173,087
Principal receipts, sales, and maturities	(64,886)	(54,917)	(8,872)	(103)	(15,430)	(144,208)
Charge-offs	(18,101)	(4,898)	—	—	—	(22,999)
Transfer to loan collateral in process of foreclosure, net	5,425	—	—	—	—	5,425
Amortization of origination fees and costs, net	(2,952)	938	7	—	—	(2,007)
Origination fees and costs, net	3,688	(1,054)	—	—	—	2,634
Paid-in-kind interest	—	—	608	—	—	608
Gross loans – March 31, 2024	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426

The following table presents the approximate maturities and sensitivity to change in interest rates for our loans as of March 31, 2025.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$31,403	$236,065	$1,929,561	$242,064	$2,439,093
Recreation	2,327	114,892	1,323,351	54,100	1,494,670
Home improvement	6,320	27,021	594,730	187,964	816,035
Commercial	11,281	93,478	11,480	—	116,239
Taxi medallion	976	674	—	—	1,650
Strategic partnerships	10,499	—	—	—	10,499
Adjustable-rate	$535	$—	$—	$—	$535
Recreation	535	—	—	—	535
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans	$31,938	$236,065	$1,929,561	$242,064	$2,439,628

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level estimated by management to absorb expected future losses in the portfolios. As of March 31, 2025 and December 31, 2024, the allowance totaled $100.4 million and $97.4 million, which represented 4.25% and 4.12% of total loans held for investment, respectively. The increase in allowance for credit losses were $22.0 million for the three months ended March 31, 2025 compared to $17.2 million for the three months ended March 31, 2024 as a result of rising loss rates, elevated delinquencies, and expected losses in our recreation loans, partially offset by a decrease in expected losses in our home improvement loans.

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	$71,558	$20,249	$8,174	$385	$100,366
(1)
As of March 31, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $161.7 million, including $95.2 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Total
Balance at December 31, 2023	$57,532	$21,019	$4,148	$1,536	$84,235
Charge-offs	(18,101)	(4,898)	—	—	(22,999)
Recoveries	3,548	911	20	911	5,390
Provision (benefit) for credit losses	17,030	898	216	(943)	17,201
Balance at March 31, 2024	$60,009	$17,930	$4,384	$1,504	$83,827

The following tables present the gross charge-offs for the three months ended March 31, 2025 and 2024, by the year of origination:

Three Months Ended March 31, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$—	$2,728	$3,707	$4,506	$1,933	$7,400	$20,274
Home improvement	—	823	1,503	1,133	428	340	4,227
Commercial	—	—	—	130	—	—	130
Taxi medallion	—	—	—	—	—	15	15
Total	$—	$3,551	$5,210	$5,769	$2,361	$7,755	$24,646

Three Months Ended March 31, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$—	$3,763	$6,818	$3,497	$1,289	$2,734	$18,101
Home improvement	—	1,524	1,680	1,163	287	244	4,898
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$—	$5,287	$8,498	$4,660	$1,576	$2,978	$22,999

The following tables present the allowance for credit losses by type as of March 31, 2025 and December 31, 2024.

March 31, 2025 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category (1)
Recreation	$71,558	71%	5.00%
Home improvement	20,249	20	2.49
Commercial	8,174	8	7.04
Taxi medallion	385	1	23.32
Total	$100,366	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of March 31, 2025, total allowance for credit losses as a percent of nonaccrual loans was 293.37%.

December 31, 2024 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (1)
Recreation	$71,102	73%	5.00%
Home improvement	20,536	21	2.48
Commercial	5,190	5	4.66
Taxi medallion	540	1	28.29
Total	$97,368	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of December 31, 2024, total allowance for credit losses as a percent of nonaccrual loans was 291.93%.

As of March 31, 2025, the total allowance for credit losses as a percent of loans increased 13 basis points from December 31, 2024.

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$7,140	0.3%	$10,018	0.4%
Home improvement	1,519	0.1	1,386	0.1%
Commercial	20,497	0.8	16,337	0.7%
Total loans 90 days or more past due	$29,156	1.2%	$27,741	1.1%
(1)
Percentages are calculated against the total loan portfolio.

As of March 31, 2025, taxi medallion loans in the process of foreclosure included 307 taxi medallions in the New York City market, 187 taxi medallions in the Chicago market, 24 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also present results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 67% of our interest income for the three months ended March 31, 2025 and 65% for the three months ended March 31, 2024.

We maintain relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to us. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 39% of recreation lending’s new loan originations for the three months ended March 31, 2025 and 46% for the three months ended March 31, 2024. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of tens of thousands of geographically distributed loans with an average loan size of approximately $21,000 as of March 31, 2025. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding as of March 31, 2025 is approximately 11 years.

The loans are secured primarily by RVs, boats, collector cars, and trailers, with RV loans making up 55% of the portfolio, boat loans making up 19%, and collector cars making up 11% of the portfolio as of March 31, 2025, compared to 54%, 19%, and 10% as of March 31, 2024. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida at 16% and 10% of loans outstanding, compared to 16% and 10% as of March 31, 2024, and with no other states at or above 10%. As of March 31, 2025 and 2024, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 685 (683 exclusive of loans held for sale) and 684. The weighted average FICO scores at the time of origination for the loans funded in the three months ended March 31, 2025 and 2024 were 683 and 692.

As of March 31, 2025, the recreation loan portfolio was $1.5 billion, with the average interest rate increasing 21 basis points to 15.01% from a year ago. Additionally, the allowance for credit losses increased 19% from March 31, 2024, reflecting the 13% growth in the portfolio as well as rising loss rates and various economic factors.

During the three months ended March 31, 2025, we originated $86.8 million in recreation loans, compared to $105.8 million in the prior year quarter. The lower origination volumes reflect our restrictive underwriting standards and management's efforts to mitigate concentration risks. The following table presents quarterly originations for 2025, 2024, and 2023.

(Dollars in thousands)	2025	2024	2023
First Quarter	$86,833	$105,765	$101,681
Second Quarter	—	209,563	190,007
Third Quarter	—	139,105	92,603
Fourth Quarter	—	72,201	62,748
Year Ended	$86,833	$526,634	$447,039

As of March 31, 2025, 37.0% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the three months ended March 31, 2025 and years ended December 31, 2024 and 2023.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
March 31, 2025	$86,833	$32,583	38%
December 31, 2024	526,634	185,334	35
December 31, 2023	447,039	152,045	34

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Selected Earnings Data
Total interest income	$50,466	$43,927
Total interest expense	12,041	9,645
Net interest income	38,425	34,282
Provision for credit losses	16,870	17,030
Net interest income after credit loss provision	21,555	17,252
Other income	400	250
Operating expenses:
Salaries	(3,642)	(3,151)
Loan servicing fees and collection costs	(3,004)	(2,950)
Other costs	(3,318)	(2,186)
Net income before taxes	11,991	9,215
Income tax provision	(3,977)	(3,274)
Net income after taxes	$8,014	$5,941
Balance Sheet Data
Total loans, gross (1)	$1,545,844	$1,365,165
Allowance for credit losses	71,558	60,011
Total loans, net	1,474,286	1,305,154
Total assets	1,495,150	1,322,761
Total segment borrowings	1,229,818	1,083,760
Selected Financial Ratios
Return on average assets	2.17%	1.82%
Return on average equity	13.37	11.44
Interest yield	13.27	13.17
Net interest margin, gross	10.10	10.28
Net interest margin, net of allowance	10.59	10.75
Reserve coverage (2)	5.00	4.40
Delinquency status (3)	0.48	0.48
Charge-off ratio (4)	4.67	4.36
(1)
Inclusive of both loans held for investment and loans held for sale.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
The charge-off ratio in the recreation lending segment was 4.32% when including loans held for sale.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in roofs, swimming pools, and windows at 35%, 29%, and 13% of total home improvement loans outstanding as of March 31, 2025, as compared to 40%, 20%, and 13% as of March 31, 2024, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas representing 13% and 11% of loans outstanding as of March 31, 2025, with each state representing 10% as of March 31, 2024 and no other states at or above 10%. As of March 31, 2025 and 2024, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding, measured at origination, were 767 and 764. The weighted average FICO scores at the time of origination for the loans funded in the three months ended March 31, 2025 and 2024 were 783 and 776.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 900 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 57% of home improvement lending’s new loan originations for the three months ended March 31, 2025. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $22,000 as of March 31, 2025. The loans are fixed rate with an average term at origination, for loans originated in the current year of approximately 15 years. The weighted average maturity of our loans outstanding as of March 31, 2025 is approximately 13 years.

As of March 31, 2025, the home improvement portfolio totaled $812.4 million, with allowance for credit losses increasing 11 basis points to 2.49% from a year ago reflecting higher delinquency and potential losses. The average interest rate charged on our loans increased 23 basis points to 9.83% at March 31, 2025 from a year ago.

During the three months ended March 31, 2025, we originated $48.8 million in home improvement loans, compared to $51.6 million in the prior year quarter. Origination volumes were somewhat lower due in part to ongoing restrictive underwriting standards and management's continued efforts to mitigate concentration risks. The following table presents quarterly originations for 2025, 2024, and 2023.

(Dollars in thousands)	2025	2024	2023
First Quarter	$48,796	$51,576	$94,981
Second Quarter	—	67,990	117,035
Third Quarter	—	96,545	79,333
Fourth Quarter	—	82,531	66,045
Year Ended	$48,796	$298,642	$357,394

As of March 31, 2025, less than 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the three months ended March 31, 2025 and years ended December 31, 2024 and 2023.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
March 31, 2025	$48,796	$—	—%
December 31, 2024	298,642	586	*
December 31, 2023	357,394	3,094	*

(*) Less than 1%.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Selected Earnings Data
Total interest income	$19,771	$17,447
Total interest expense	6,964	5,634
Net interest income	12,807	11,813
Provision for credit losses	2,845	898
Net interest income after credit loss provision	9,962	10,915
Other income	2	2
Operating expenses:
Salaries	(2,377)	(2,085)
Loan servicing fees and collection costs	(753)	(838)
Other costs	(1,854)	(1,191)
Net income before taxes	4,980	6,803
Income tax provision	(1,652)	(2,417)
Net income after taxes	$3,328	$4,386
Balance Sheet Data
Total loans, gross	$812,381	$752,262
Allowance for credit losses	20,249	17,930
Total loans, net	792,132	734,332
Total assets	795,868	738,551
Total segment borrowings	654,632	605,107
Selected Financial Ratios
Return on average assets	1.68%	2.38%
Return on average equity	10.33	14.93
Interest yield	9.78	9.28
Net interest margin, gross	6.33	6.28
Net interest margin, net of allowance	6.50	6.45
Reserve coverage (1)	2.49	2.38
Delinquency status (2)	0.19	0.18
Charge-off ratio (3)	1.55	2.12
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California and Illinois having 31% and 10% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the three months ended March 31, 2025, net gains of $9.4 million were recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, construction, and wholesale trade making up 58%, 13%, and 12%, of the loans outstanding as of March 31, 2025. During the three months ended March 31, 2025, we originated $9.7 million of new commercial loans.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2025 and 2024. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Selected Earnings Data
Total interest income	$3,343	$3,645
Total interest expense	1,053	1,098
Net interest income	2,290	2,547
Provision for credit losses	3,114	216
Net interest (expense) income after credit loss provision	(824)	2,331
Other income:
Gains on equity investments, net	9,430	4,167
Other income	212	35
Operating expenses:
Salaries	(1,142)	(856)
Other costs	(331)	(129)
Net income before taxes	7,345	5,548
Income tax provision	(2,436)	(1,971)
Net income after taxes	$4,909	$3,577
Balance Sheet Data
Total loans, gross	$116,059	$106,570
Allowance for credit losses	8,174	4,384
Total loans, net	107,885	102,186
Total assets	109,565	102,331
Total segment borrowings	90,121	83,842
Selected Financial Ratios
Return on average assets	18.45%	13.50%
Return on average equity	113.46	84.71
Interest yield	12.05	12.99
Net interest margin, gross	8.25	9.08
Net interest margin, net of allowance	8.71	9.43
Reserve coverage (1)	7.04	4.11
Delinquency status (2)	17.63	7.80
Charge-off (recovery) ratio (3)	0.47	(0.07)
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

	As of March 31,
	2025		2024
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$35,409	31%	$31,543	25%
Illinois	12,084	10	8,471	11
Wisconsin	10,682	9	11,476	11
New York	9,428	8	2,258	2
North Carolina	8,350	7	2,350	2
Minnesota	5,349	5	8,637	14
Texas	5,070	4	10,752	10
Other	29,687	26	31,083	25
Total	$116,059	100%	$106,570	100%

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three months ended March 31, 2025, we continued to utilize a taxi medallion value of $79,500 in the New York City and Newark markets despite fluctuating transfer prices that have exceeded that value, with all other markets being valued at $0 at the end of the quarter. We continued to not recognize interest income with all loans being placed on nonaccrual (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due.

During the three months ended March 31, 2025, we collected $2.6 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $1.7 million in the quarter. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at the higher levels experienced in prior years.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Selected Earnings Data
Total interest income	$80	$140
Total interest expense	12	28
Net interest income	68	112
Benefit for credit losses	(815)	(944)
Net interest income after credit loss benefit	883	1,056
Other income	844	639
Operating expenses:
Salaries	(650)	(699)
Loan servicing fees and collection costs	(149)	(149)
Other costs	(184)	105
Net income before taxes	744	952
Income tax provision	(247)	(338)
Net income after taxes	$497	$614
Balance Sheet Data
Total loans, gross	$1,650	$3,560
Allowance for credit losses	385	1,502
Total loans, net	1,265	2,058
Total assets	6,855	8,611
Total segment borrowings	5,638	7,055
Selected Financial Ratios
Return on average assets	30.14%	23.68%
Return on average equity	185.45	148.65
Interest yield	19.12	15.59
Net interest margin, gross	16.25	12.47
Net interest margin, net of allowance	21.87	21.57
Reserve coverage (1)	23.32	42.19
Delinquency status (2)	—	—
Charge-off (recovery) ratio (3)	(157.97)	(101.47)
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Additionally, we historically have and continue to account for goodwill in this non-operating segment. All goodwill relates to the Bank, specifically the recreation and home improvement lending segments.

This segment includes loans related to our strategic partnership program, which are issued by the Bank. The associated activities of the strategic partnership program are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnership loans were $10.5 million as of March 31, 2025 and $0.9 million as of March 31, 2024, with originations of $136.2 million during the three months ended March 31, 2025 and $15.8 million during the three months ended March 31, 2024.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Selected Earnings Data
Total interest income	$1,765	$1,911
Total interest expense	3,943	2,748
Net interest expense	(2,178)	(837)
Provision for credit losses	—	1
Net interest income after credit loss benefit	(2,178)	(838)
Strategic partnership fee income	685	326
Other income (loss)	26	(16)
Operating expenses:
Salaries	(2,182)	(2,666)
Loan servicing fees and collection costs	(448)	—
Other costs	(724)	(1,430)
Net loss before taxes	(4,821)	(4,624)
Income tax benefit	1,599	1,642
Net loss after taxes	$(3,222)	$(2,982)
Balance Sheet Data
Total loans	$10,499	$869
Total assets	440,300	446,508
Total segment borrowings	362,164	365,832

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Return on average assets	1.93%	1.80%
Return on average equity	12.32	11.18
Return on average stockholders' equity	12.96	11.65
Net interest margin, gross	7.94	8.10
Equity to assets (1)	15.77	15.96
Debt to equity (1) (2)	5.2x	5.1x
Net loans receivable to assets	79%	82%
Net charge-offs	$19,016	$17,609
Net charge-offs as a % of average loans receivable (3)	3.10%	3.20%
Reserve coverage ratio (4)	4.25	3.76
(1)
Includes $68.8 million related to non-controlling interests in consolidated subsidiaries as of both March 31, 2025 and 2024.
(2)
Excludes deferred financing costs of $8.1 million and $8.5 million as of March 31, 2025 and 2024.
(3)
Net charge-offs as a percent of annual average gross loans.
(4)
Allowance for credit losses as a percent of loans held for investment. Loans held for sale are carried at the lesser of amortized cost or fair value, do not have an allowance for credit losses, and are excluded from this calculation.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Net income attributable to shareholders was $12.0 million, or $0.50 per diluted share, for the three months ended March 31, 2025, compared to $10.0 million, or $0.42 per diluted share, for the three months ended March 31, 2024.

Total interest income was $75.4 million for the three months ended March 31, 2025, compared to $67.1 million for the three months ended March 31, 2024. The increase in interest income reflects the continued growth in our recreation and home improvement lending segments and increased weighted average interest rates charged on those loans. The yield on interest earning assets was 11.65% for the three months ended March 31, 2025, compared to 11.34% for the three months ended March 31, 2024. The increase reflects higher interest rates on new originations in our recreation and home improvement lending segments, with the yield anticipated to continue to increase as older loans with lower rates amortize and newer originations at the higher current rates continue to become a larger portion of our portfolio. We expect this increased yield to be partially offset by lower originations due to the economic environment and our risk mitigation strategy, as further described below.

Loans, inclusive of both loans held for investment and those held for sale, were $2.4 billion as of March 31, 2025, comprised of recreation ($1.5 billion), home improvement ($812.4 million), commercial ($116.1 million), strategic partnership ($10.5 million), and taxi medallion ($1.7 million) loans. We had an allowance for credit losses as of March 31, 2025 of $100.4 million, which was attributable to recreation (71%), home improvement (20%), commercial (8%), and taxi medallion (1%) loans.

Loans decreased $4.6 million, or less than 1%, from December 31, 2024 and increased $258.0 million from March 31, 2024. Originations during the quarter were $281.7 million and included $136.2 million of originations for loans held for sale in our strategic partnership program and $145.4 million of originations of loans held for investment, as compared to $173.1 million of total originations in the prior year quarter. Originations decreased in both of our consumer segments as we saw a decrease in demand related to the current economic environment. We continue to focus on originating loans that we believe will perform better during economic downturns, as opposed to originating loans at lower credit standards.

The provisions for credit losses were $22.0 million for the three months ended March 31, 2025, compared to $17.2 million in the three months ended March 31, 2024. The current quarter provision included $0.8 million of net loan recoveries in the taxi medallion lending segment and $3.1 million of provisions associated with our commercial lending segment as we increased provisions on loans which have potential exposure to uncertain tariff policies and the related risk of recession. Additionally, the provision reflected $1.2 million and $0.2 million of increased allowance for credit losses on the recreation and home improvement loan portfolios as we adjusted qualitative factors to address uncertainty due to the current economic environment. Net charged off loans of $19.0 million increased from $17.6 million in the prior year quarter, including $16.4 million related to the recreation loan portfolio, compared to $14.6 million in the prior year quarter, and $3.1 million related to the home improvement loan portfolio, compared to $4.0 million in the prior year quarter. Gross charge-offs were $20.2 million and $4.2 million in the recreation and home improvement lending segments, compared to $18.1 million and $4.9 million in the prior year quarter. Charge-offs in the consumer lending segments correlate with delinquency status, which improved from December 31, 2024, consistent with seasonal trends.

Interest expense was $24.0 million for the three months ended March 31, 2025, compared to $19.2 million for the three months ended March 31, 2024, reflecting both higher average borrowings and higher average borrowing costs during the three months ended March 31, 2025, with borrowing costs expected to further increase in the current interest rate environment. The average cost of borrowed funds was 4.16% for the three months ended March 31, 2025, compared to 3.67% for the three months ended March 31, 2024. The increase of 49 basis points over the prior year quarter is largely attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing vintages with lower rates. As we replace upcoming deposit maturities with new issues, we expect our cost of funds to further increase. During the three months ended March 31, 2025, we issued certificates of deposit at rates up to 4.45% and 4.33% for three and five year certificates of deposits, with the most recent issuances being at rates of 4.15% for three and five year certificates. In addition, we expect our interest expense related to SBA borrowings to increase as newly issued SBA debentures carry a higher rate compared to some of our previously issued debentures. Average debt outstanding was $2.3 billion for the three months ended March 31, 2025, up from $2.1 billion for the three months ended March 31, 2024, as we have increased our borrowings, particularly certificates of deposit to fund our loan growth. See page 36 for tables that present average balances and cost of funds for our funding sources.

Net interest income was $51.4 million for the three months ended March 31, 2025, compared to $47.9 million for the three months ended March 31, 2024. The net interest margin before the impact of the allowance for credit losses was 7.94% for the three months ended March 31, 2025, compared to 8.10% for the three months ended March 31, 2024, reflecting the above, particularly the rising cost of borrowings experienced over the prior year quarter, offset to an extent by higher yields on loans and investments compared to the prior year quarter. With the rates we charge on outstanding loans being fixed, and our cost of funds increasing, our net interest margin has tightened over the prior periods as we can only increase our yield through higher rates charged on new originations. We expect this trend of tightening margins to continue to some degree as our cost of funds, particularly on deposits, continues to increase, with the current average rate on deposits of 3.75% being lower than new issuance costs.

Net other income, which is comprised primarily of gains on equity investments, gains related to and in connection with the disposition of taxi medallion assets, fees associated with our strategic partnership program, as well as including prepayment fees, servicing fee income, and late charges was $11.6 million for the three months ended March 31, 2025, compared to $5.4 million for the three months ended March 31, 2024, and included net equity gains of $9.4 million in the current quarter compared to $4.2 million in the prior year quarter.

Operating expenses were $20.8 million for the three months ended March 31, 2025, compared to $18.2 million for the three months ended March 31, 2024. Salaries and benefits were $10.0 million for the three months ended March 31, 2025, compared to $9.5 million for the three months ended March 31, 2024, primarily reflecting a greater head count at our operating subsidiaries, Medallion Bank and Medallion Capital, and higher equity compensation costs in the current quarter. Legal and professional fees were $1.8 million for the three months ended March 31, 2025, up from $0.8 million in the three months ended March 31, 2024, which included, in the three months ended March 31, 2024, $0.6 million of proxy-related costs and $0.3 million of professional technology costs associated with our loan servicing platform. Additionally loan servicing fees of $2.8 million increased from $2.5 million in the prior year quarter and depreciation expense increased $0.5 million, primarily related to our loan servicing platform.

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

A relative measure of interest rate risk can be derived from our interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities, and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percent of total assets.

The following table presents our interest rate sensitivity gap at March 31, 2025. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

March 31, 2025 Cumulative Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$31,403	$24,373	$60,836	$60,949	$89,908	$74,486	$2,097,138	$2,439,093
Adjustable rate	535	—	—	—	—	—	—	535
Investment securities and equity investments	4,897	1,960	2,524	10,666	8,132	6,292	34,950	69,421
Cash and cash equivalents	157,994	—	—	—	—	—	—	157,994
Total earning assets	$194,829	$26,333	$63,360	$71,615	$98,040	$80,778	$2,132,088	$2,667,043
Interest bearing liabilities
Deposits	$807,514	$466,604	$389,848	$173,104	$186,054	$—	$—	$2,023,124
Privately placed notes	31,250	—	53,750	39,000	—	—	22,500	146,500
SBA debentures and borrowings	15,500	4,500	—	2,500	—	3,000	45,000	70,500
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	65,000	—	—	—	—	—	—	65,000
Total liabilities	$919,264	$471,104	$443,598	$214,604	$186,054	$3,000	$100,500	$2,338,124
Interest rate gap	$(724,435)	$(1,169,206)	$(1,549,444)	$(1,692,433)	$(1,780,447)	$(1,702,669)	$328,919	$—
Cumulative interest rate gap	$(724,435)	$(1,169,206)	$(1,549,444)	$(1,692,433)	$(1,780,447)	$(1,702,669)	$328,919	$—
December 31, 2024 (2)	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$—
December 31, 2023(2)	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (27%) as of March 31, 2025, and was (18%) as of December 31, 2024.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.7 billion and interest rate sensitive liabilities were $2.3 billion at March 31, 2025. The one-year cumulative interest rate gap was a negative $724.4 million, or 27% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

Our trust preferred securities bare a variable rate of interest of the 90-day Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points.

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

In August 2024, we completed a private placement to certain institutional investors of $5.0 million aggregate principal amount of 8.625% unsecured senior notes due August 2039, with interest payable semiannually. We used the net proceeds from the offering for general corporate purposes.

In June 2024, we amended the notes previously issued in a private placement to certain institutional investors in December 2023, increasing the principal amount from $12.5 million to $17.5 million, reducing the interest rate to 8.875% from 9.0%, and extending the maturity date from December 2033 to June 2039. We used the net proceeds from the offering for general corporate purposes, which included the repayment of the remaining 8.25% notes that matured in March 2024 described below.

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

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of March 31, 2025, the Bank had $5.2 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of March 31, 2025, the Bank had $213.4 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 46% of book value, for a total of approximately $97.4 million in secured borrowing capacity, of which $65.0 million was utilized as of March 31, 2025.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of March 31, 2025, there were no outstanding amounts with respect to these arrangements.

The net proceeds from the various private placements were used for general corporate purposes, including repayment of outstanding debt, including repayment of our 9.00% notes at maturity in April 2021 and to pay down other borrowings, including some borrowings at a discount, and to repurchase, repay, and cancel $36.0 million of our 8.25% notes, which matured in March 2024.

Subject to market conditions, the Bank may seek to issue one or more additional series of preferred stock in order to increase capital levels, grow the consumer loan portfolios or, depending on the size and other terms of any such issuance and subject to receipt of any required regulatory approvals, redeem some or all of its outstanding Series F or Series E preferred stock. Any determination to seek to redeem some or all of the Bank’s outstanding preferred stock would be based on its actual and anticipated capital levels and capital deployment opportunities. There can be no assurance that the Bank will issue additional series of preferred stock or, if it does, that it will apply the proceeds to redeem the Series E or Series F preferred stock.

The table below presents the components of our debt as of March 31, 2025, exclusive of deferred financing costs of $8.1 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage (1)	Rate (2)
Deposits (3)	$2,023,124	87%	3.75%
Privately placed notes	146,500	6	8.12
SBA debentures and borrowings	70,500	3	3.84
Trust preferred securities	33,000	1	6.69
Federal reserve and other borrowings	65,000	3	4.50
Total outstanding debt	$2,338,124	100%	4.09%
(1)
Percentages may not foot due to rounding.
(2)
Weighted average contractual rate as of March 31, 2025.
(3)
Balance excludes $4.3 million of strategic partner reserve deposits as of March 31, 2025.

Our contractual obligations expire on or mature at various dates through September 2037. The following table presents our contractual obligations at March 31, 2025.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$807,514	$466,604	$389,848	$173,104	$186,054	$—	$2,023,124
Privately placed notes	31,250	—	53,750	39,000	—	22,500	146,500
SBA debentures and borrowings	15,500	4,500	—	2,500	—	48,000	70,500
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	65,000	—	—	—	—	—	65,000
Total outstanding borrowings	919,264	471,104	443,598	214,604	186,054	103,500	2,338,124
Operating lease obligations	2,552	2,572	838	578	594	398	7,532
Total contractual obligations	$921,816	$473,676	$444,436	$215,182	$186,648	$103,898	$2,345,656
(1)
Total debt is exclusive of deferred financing costs of $8.1 million as of March 31, 2025.
(2)
Balance excludes $4.3 million of strategic partner reserve deposits as of March 31, 2025.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of March 31, 2025 by $2.4 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $2.8 million at March 31, 2025. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at March 31, 2025. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Funding LLC	Medallion Capital Inc.		Freshstart Venture Capital Corp.	Medallion Bank		March 31, 2025	December 31, 2024
Cash, cash equivalents and federal funds sold	$21,083	$285	$18,070	(1)	$3,549	$115,007		$157,994	$169,572
Trust preferred securities	33,000							33,000	33,000
Average interest rate	6.69%							6.69%	6.83%
Maturity	9/37							9/37	9/37
Privately placed notes	146,500							146,500	146,500
Average interest rate	8.12%							8.12%	8.12%
Maturity	2/26 - 8/39							2/26 - 8/39	2/26 - 8/39
SBA debentures & borrowings
Amounts available			18,500					18,500	28,750
Amounts outstanding			70,500					70,500	70,250
Average interest rate			3.84%					3.84%	3.53%
Maturity			9/25 - 9/35					9/25 - 9/35	3/25- 3/34
Brokered certificates of deposit						2,027,374	(2)	2,027,374	2,094,663
Average interest rate						3.75%		3.75%	3.71%
Maturity						4/25 - 3/30		4/25 - 3/30	1/25 - 12/29
Federal reserve and other borrowings						65,000		65,000	35,000
Average interest rate						4.50%		4.50%	0
Maturity						N/A		N/A	N/A
Total cash	$21,083	$285	$18,070		$3,549	$115,007		$157,994	$169,572
Total debt outstanding	$179,500	$—	$70,500		$—	$2,092,374		$2,342,374	$2,379,413
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $4.3 million related to the strategic partnership program and $10.4 million related to listing services.

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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend at $0.08 per share. On October 24, 2023, the Company’s board of directors authorized and increased the quarterly dividend to $0.10 per share, on October 25, 2024, authorized and increased the quarterly dividend to $0.11 per share and on April 25, 2025, further authorized and increased the quarterly dividend to $0.12 per share, beginning with the dividend payable on May 30, 2025 to holders of record as of May 15, 2025. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the three months ended March 31, 2025, the Company repurchased 60,185 shares of its common stock at an aggregate cost of $0.5 million. Accordingly, as of March 31, 2025, up to $14,861,069 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” subsections (c) and (d) to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for details of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 13, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the quarter ended March 31, 2025, the Company repurchased 60,185 shares of its common stock at an aggregate cost of $0.5 million. Accordingly, as of March 31, 2025, up to $14,861,069 of shares remained authorized for repurchase under our stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount Paid	Maximum Approximate Dollar Value of Shares that May Yet to Be Purchased under the Plans or Programs
January 1 - January 31	—	$—	—	$—	$15,392,299
February 1 - February 28	—	—	—	—	15,392,299
March 1 - March 31	60,185	8.83	60,185	531,230	14,861,069
Total	60,185	$8.83	60,185	$531,230	$14,861,069

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

MEDALLION FINANCIAL CORP.

Date:	May 6, 2025

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.