Form 10-Q
period 2025-06-30
MEDALLION FINANCIAL CORP
filed 2025-08-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 4, 2025, was 23,246,593.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.88 billion and $2.87 billion as of June 30, 2025 and December 31, 2024.

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

Our consolidated balance sheets as of June 30, 2025, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three and six months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2025 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$110,361	$98,238
Federal funds sold	41,633	71,334
Investment securities	61,529	54,805
Equity investments	8,097	9,198
Loans held for sale, at lower of amortized cost or fair value	72,490	128,226
Loans	2,412,561	2,362,796
Allowance for credit losses	(106,896)	(97,368)
Net loans receivable	2,305,665	2,265,428
Goodwill	150,803	150,803
Intangible assets, net	18,424	19,146
Property, equipment, and right-of-use lease asset, net	11,890	13,756
Accrued interest receivable	15,294	15,314
Loan collateral in process of foreclosure	9,007	9,932
Income tax receivable	—	2,131
Other assets	74,801	30,295
Total assets	$2,879,994	$2,868,606
Liabilities
Deposits (1)	$2,009,176	$2,090,071
Long-term debt (2)	199,928	232,159
Short-term debt	86,750	49,000
Deferred tax liabilities, net (3)	19,261	20,995
Operating lease liabilities	4,041	5,128
Accrued interest payable	5,746	8,231
Income tax payable	2,712	—
Accounts payable and accrued expenses (4)	19,815	24,064
Total liabilities	2,347,429	2,429,648
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,527,502 shares at June 30, 2025 and 29,308,182 shares at December 31, 2024 issued)	295	293
Additional paid in capital	295,834	293,412
Treasury stock (6,280,909 shares at June 30, 2025 and 6,172,558 shares at December 31, 2024)	(51,130)	(50,144)
Accumulated other comprehensive loss	(3,098)	(3,647)
Retained earnings	147,995	130,256
Total stockholders’ equity	389,896	370,170
Non-controlling interest in consolidated subsidiaries	142,669	68,788
Total equity	532,565	438,958
Total liabilities and equity	$2,879,994	$2,868,606
Number of common shares outstanding	23,246,593	23,135,624
Book value per common share	$16.77	$16.00
(1)
Includes $5.1 million and $4.6 million of deferred financing costs as of June 30, 2025 and December 31, 2024. Refer to Note 5 for more details.
(2)
Includes $3.3 million and $3.6 million of deferred financing costs as of June 30, 2025 and December 31, 2024. Refer to Note 5 for more details.
(3)
Includes $42.6 million and $42.8 million of deferred tax liabilities related to goodwill and intangible assets as of June 30, 2025 and December 31, 2024. Refer to Note 7 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.3 million as of both June 30, 2025 and December 31, 2024. Refer to Note 6 for more details.
(5)
Refer to Note 10 for more details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Interest and fees on loans	$75,528	$68,861	$149,265	$134,082
Non-loan interest and dividend income	1,914	1,843	3,602	3,692
Total interest income	77,442	70,704	152,867	137,774
Interest on deposits	19,608	16,523	39,223	31,275
Interest on long-term debt	3,916	4,182	7,606	8,437
Interest on short-term borrowings	548	131	1,256	277
Total interest expense	24,072	20,836	48,085	39,989
Net interest income	53,370	49,868	104,782	97,785
Provision for credit losses	21,562	18,577	43,576	35,778
Net interest income after provision for credit losses	31,808	31,291	61,206	62,007
Other income
Gain (loss) on equity investments, net	6,096	(512)	15,526	3,655
Gain on sale of recreation loans held for sale	1,304	—	1,304	—
Gain on taxi medallion assets, net	749	242	1,592	830
Strategic partnership fees	787	480	1,472	806
Other income	273	889	914	1,211
Total other income, net	9,209	1,099	20,808	6,502
Other expenses
Salaries and employee benefits	10,148	9,435	20,141	18,892
Loan servicing fees	2,899	2,692	5,716	5,162
Collection costs	1,749	1,659	3,286	3,126
Regulatory fees	1,109	888	1,930	1,865
Professional fee costs, net	1,187	1,845	2,937	2,616
Rent expense	683	698	1,358	1,355
Amortization of intangible assets	362	362	723	723
Other expenses	3,408	2,416	6,212	4,481
Total other expenses	21,545	19,995	42,303	38,220
Income before income taxes	19,472	12,395	39,711	30,289
Income tax provision	5,805	3,782	12,518	10,140
Net income after taxes	13,667	8,613	27,193	20,149
Less: income attributable to the non-controlling interest	2,598	1,512	4,110	3,024
Net income attributable to Medallion Financial Corp.	$11,069	$7,101	$23,083	$17,125
Basic earnings per share	$0.49	$0.31	$1.02	$0.76
Diluted earnings per share	$0.46	$0.30	$0.96	$0.73
Weighted average common shares outstanding
Basic	22,783,947	22,598,102	22,677,961	22,619,743
Diluted	24,058,084	23,453,162	23,978,214	23,609,104

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income after taxes	$13,667	$8,613	$27,193	$20,149
Other comprehensive (loss) income, net of tax	(89)	102	549	(48)
Total comprehensive income	13,578	8,715	27,742	20,101
Less comprehensive income attributable to the non-controlling interest	2,598	1,512	4,110	3,024
Total comprehensive income attributable to Medallion Financial Corp.	$10,980	$7,203	$23,632	$17,077

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	29,308,182	$293	$293,412	(6,172,558)	$(50,144)	$130,256	$(3,647)	$370,170	$68,788	$438,958
Net income	—	—	—	—	—	12,014	—	12,014	1,512	13,526
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,686	—	—	—	—	1,688	—	1,688
Exercise of stock options	265	—	1	—	—	—	—	1	—	1
Issuance of restricted stock, net	307,059	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(144,360)	—	(1,202)	—	—	—	—	(1,202)	—	(1,202)
Forfeiture of restricted stock, net	(3,373)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(60,185)	(531)	—	—	(531)	—	(531)
Dividends paid on common stock	—	—	—	—	—	(2,554)	—	(2,554)	—	(2,554)
Other comprehensive income, net of tax	—	—	—	—	—	—	638	638	—	638
Balance at March 31, 2025	29,467,773	$295	$293,897	(6,232,743)	$(50,675)	$139,716	$(3,009)	$380,224	$68,788	$449,012
Net income	—	—	—	—	—	11,069	—	11,069	2,598	13,667
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,843)	(1,843)
Non-controlling interest equity raised by Medallion Bank	—	—	—	—	—	—	—	—	73,126	73,126
Stock-based compensation expense	—	—	1,681	—	—	—	—	1,681	—	1,681
Exercise of stock options	41,061	—	256	—	—	—	—	256	—	256
Forfeiture of restricted stock, net	(476)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	19,144	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(48,166)	(455)	—	—	(455)	—	(455)
Dividends paid on common stock	—	—	—	—	—	(2,790)	—	(2,790)	—	(2,790)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(89)	(89)	—	(89)
Balance at June 30, 2025	29,527,502	$295	$295,834	(6,280,909)	$(51,130)	$147,995	$(3,098)	$389,896	$142,669	$532,565

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	29,051,800	$291	$288,046	(5,602,154)	$(45,538)	$103,883	$(3,696)	$342,986	$68,788	$411,774
Net income	—	—	—	—	—	10,024	—	10,024	1,512	11,536
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,495	—	—	—	—	1,496	—	1,496
Issuance of restricted stock, net	296,178	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(116,275)	—	(944)	—	—	—	—	(944)	—	(944)
Forfeiture of restricted stock, net	(1,208)	—	—	—	—	—	—	—	—	—
Exercise of stock options	13,383	—	88	—	—	—	—	88	—	88
Purchase of common stock	—	—	—	(264,160)	(2,126)	—	—	(2,126)	—	(2,126)
Dividends paid on common stock	—	—	—	—	—	(2,338)	—	(2,338)	—	(2,338)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(150)	(150)	—	(150)
Balance at March 31, 2024	29,243,878	$292	$288,685	(5,866,314)	$(47,664)	$111,569	$(3,846)	$349,036	$68,788	$417,824
Net income	—	—	—	—	—	7,101	—	7,101	1,512	8,613
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,595	—	—	—	—	1,596	—	1,596
Exercise of stock options	2,867	—	18	—	—	—	—	18	—	18
Forfeiture of restricted stock, net	(1,696)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	17,155	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(183,900)	(1,515)	—	—	(1,515)	—	(1,515)
Dividends paid on common stock	—	—	—	—	—	(2,337)	—	(2,337)	—	(2,337)
Other comprehensive income, net of tax	—	—	—	—	—	—	102	102	—	102
Balance at June 30, 2024	29,262,204	$293	$290,298	(6,050,214)	$(49,179)	$116,333	$(3,744)	$354,001	$68,788	$422,789

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$27,193	$20,149
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	43,576	35,778
Paid-in-kind interest income	(485)	(1,263)
Depreciation and amortization	4,218	2,717
Amortization of origination fees, net	4,915	4,298
Increase (decrease) in deferred and other tax liabilities, net	3,109	(1,432)
Net change in value of loan collateral in process of foreclosure	9,149	6,642
Net gains on investments	(15,526)	(3,655)
Stock-based compensation expense	3,369	3,092
Decrease in accrued interest receivable	20	239
Increase in other assets	(46,399)	(2,684)
Decrease in accounts payable and accrued expenses	(5,118)	(5,104)
(Decrease) increase in accrued interest payable	(2,485)	1,123
Net cash provided by operating activities	25,536	59,900
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(662,568)	(491,072)
Proceeds from principal receipts, sales, and maturities of loans	615,066	277,014
Purchases of investments	(13,550)	(6,059)
Proceeds from principal receipts, sales, and maturities of investments	23,985	8,735
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	6,771	6,865
Net cash used for investing activities	(30,296)	(204,517)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	1,048,514	558,266
Repayments of time deposits and funds borrowed	(1,123,610)	(393,299)
Non-controlling interest equity raised by Medallion Bank	73,126	—
Cash dividends paid on common stock	(5,562)	(4,731)
Distributions to non-controlling interests	(3,355)	(3,024)
Payment of withholding taxes on net settlement of vested stock	(1,202)	(944)
Treasury stock repurchased	(986)	(3,641)
Proceeds from the exercise of stock options	257	106
Net cash (used in) provided by financing activities	(12,818)	152,733
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,578)	8,116
Cash and cash equivalents, beginning of period (1)	169,572	149,845
Cash and cash equivalents, end of period (1)	$151,994	$157,961
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$48,337	$37,076
Cash paid during the period for income taxes	9,665	10,745
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$14,995	$11,094
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

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

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or FSVC, which historically originated and serviced taxi medallion and commercial loans. Medallion Capital and MFC, as SBICs, are regulated by the Small Business Administration, or SBA. Medallion Capital is financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at June 30, 2025, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the U.S., or GAAP, requires management to make estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions change, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of goodwill and intangible assets, and allowance for credit losses, among other effects.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and controlled subsidiaries. All significant intercompany transactions, balances, and profits (losses) have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with GAAP. The Company consolidates all entities it controls through a majority voting interest, a controlling interest through other contractual rights, or as being identified as the primary beneficiary of variable interest entities, or VIEs. The primary beneficiary is the party who has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding is recorded as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash also includes $0.8 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years that cannot be withdrawn but are salable on an active secondary market without penalty.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $8.1 million and $9.2 million as of June 30, 2025 and December 31, 2024, which were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. As of June 30, 2025, cumulative impairment of $6.3 million had been recorded with respect to these investments. Gross impairments on equity investments of $0.4 million and $0.9 million were recorded during the three and six months ended June 30, 2025 and $0.5 million and $0.8 million three and six months ended June 30, 2024. The Company recognized $6.1 million and $15.5 million of net gains on equity investments during the three and six months ended June 30, 2025 and $0.5 million of net losses and $3.7 million of net gains on equity investments during the three and six months ended June 30, 2024.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of June 30, 2025 and December 31, 2024, the fair value of these securities were $1.8 million and $1.7 million and are included in other assets on the consolidated balance sheets. For the three and six months ended June 30, 2025, the Company realized less than $0.1 million of gains related to equity securities and, for the three and six months ended June 30, 2024, the Company realized less than $0.1 million of losses related to equity securities.

Investment Securities

The Company follows FASB ASC Topic 320, Investments – Debt Securities, or ASC 320, which requires that all applicable investments in debt securities be classified as trading securities, available-for-sale securities, or held-to-maturity securities. Investment securities are purchased from time-to-time in the open market at prices that are greater or lesser than the par value of the investment. The resulting premium or discount is deferred and recognized using the interest method. ASC 320 further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings at the date of the consolidated financial statements, and reported in accumulated other comprehensive loss as a separate component of stockholders’ equity, net of the effect of income taxes, until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results and any amounts previously included in stockholders’ equity, which were recorded net of the income tax effect, will be reversed. In accordance with ASC 326, the Company does not maintain an allowance for credit losses for accrued interest receivable.

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

Changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management confirms the uncollectibility of an available-for-sale debt security or when either of the criteria regarding intent or requirement to sell is met. There were no investment securities allowance for credit losses as of June 30, 2025 and December 31, 2024.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of June 30, 2025 and December 31, 2024, net loan origination costs were $47.6 million and $46.6 million. Net amortization was $2.6 million and $4.9 million for the three and six months ended June 30, 2025 and was $2.3 million and $4.3 million for the three and six months ended June 30, 2024.

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

Loans Held for Sale

Loans held for sale consist of recreation loans and strategic partnership loans intended to be sold in the secondary market. Loans held for sale are recorded at the lower of amortized cost or fair value. Changes in fair value are recognized in non-interest income. For loans transferred into the held for sale classification from the held for investment classification, any allowance for credit losses previously recorded is reversed at the transfer date, and the loans are transferred at their amortized cost basis (which is reduced by any previous charge-offs, but excludes any allowance for credit losses). As of June 30, 2025 and December 31, 2024, the Company did not recognize any fair value adjustments related to loans held for sale. Changes in fair value are recognized in non-interest income.

Allowance for Credit Losses

The Company follows Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which requires recognition of lifetime expected losses using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss, or CECL, methodology. For consumer loans, the Company uses historical delinquent loan performance, qualitative adjustments, and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period followed by a six month reversion period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit losses. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. The Company evaluates each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For taxi medallion loans, the Company individually evaluates each loan and establishes a reserve based on fair value of collateral less cost to sell.

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

As of June 30, 2025 and December 31, 2024, the Company had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of June 30, 2025 and December 31, 2024, the Company had intangible assets of $18.4 million and $19.1 million. The Company recognized $0.4 million and $0.7 million of amortization expense on the intangible assets for the three and six months ended June 30, 2025 and 2024.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at December 31, 2024. The third-party expert’s assessment determined that it was more likely than not that the fair value of both the recreation lending and home improvement lending segments individually were not less than the carrying value of each of these segments. Based upon inputs and analysis deemed appropriate by the third-party expert, the third-party expert concluded that a fair value premium existed in excess of carrying value with respect to the recreation and home improvement lending segments. During the three and six months ended June 30, 2025 the Company did not identify any triggering events that would require re-evaluation of goodwill impairment in either segment.

The table below presents the intangible assets as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Brand-related intellectual property	$14,025	$14,575
Home improvement contractor relationships	4,399	4,571
Total intangible assets	$18,424	$19,146

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2025 and $0.1 million and $0.2 million for the three and six months ended June 30, 2024.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowings, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as interest expense in the consolidated statements of operations, was $1.1 million and $2.2 million for the three and six months ended June 30, 2025 and was $0.9 million and $1.8 million for the three and six months ended June 30, 2024. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts are amortized against income over an appropriate period, or written off. The amount on the Company’s consolidated balance sheets related to deposits and borrowing facilities were $8.5 million and $8.2 million as of June 30, 2025 and December 31, 2024, and there were no capitalized transaction costs as of June 30, 2025 and December 31, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Net income attributable to common stockholders	$11,069	$7,101	$23,083	$17,125
Weighted average common shares outstanding applicable to basic EPS	22,783,947	22,598,102	22,677,961	22,619,743
Effect of restricted stock grants	361,690	404,499	468,970	507,416
Effect of dilutive stock options	243,071	163,340	238,772	209,067
Effect of performance stock unit grants	669,376	287,221	592,511	272,878
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,058,084	23,453,162	23,978,214	23,609,104
Basic earnings per share	$0.49	$0.31	$1.02	$0.76
Diluted earnings per share	0.46	0.30	0.96	0.73

Potentially dilutive common shares excluded from the above calculations aggregated to 86,410 shares as of June 30, 2025 and 101,350 shares as of June 30, 2024.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (presented in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of June 30, 2025 and December 31, 2024, the Bank’s Tier 1 leverage ratio was considered well-capitalized. The Bank had excess Tier 1 leverage capital of $106.9 million over the 15% minimum required, which was $372.8 million based on our total assets as of June 30, 2025. On July 1, 2025, the Bank redeemed its Series F Preferred Stock, in entirety, at an aggregate redemption price of $46.0 million. This redemption reduced Tier 1 leverage capital and the correlated excess Tier 1 leverage capital above the 15% minimum interest required. The Bank’s actual capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2025	December 31, 2024
Common equity tier 1 capital			$337,738	$322,229
Tier 1 capital			479,652	391,016
Total capital			511,144	422,139
Average assets			2,485,311	2,493,857
Risk-weighted assets			2,455,409	2,429,349
Leverage ratio (1)	4.0%	5.0%	19.3%	15.7%
Common equity tier 1 capital ratio (2)	4.5	6.5	13.8	13.3
Tier 1 capital ratio (3)	6.0	8.0	19.5	16.1
Total capital ratio (3)	8.0	10.0	20.8	17.4
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the table above, the minimum risk-based ratios as of June 30, 2025 and December 31, 2024 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both June 30, 2025 and December 31, 2024.

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of June 30, 2025 and December 31, 2024:

June 30, 2025 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$47,046	$55	$(4,171)	$42,930
State and municipalities	19,766	28	(1,361)	18,433
Agency bonds	177	—	(11)	166
Total	$66,989	$83	$(5,543)	$61,529

December 31, 2024 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$41,475	$28	$(4,802)	$36,701
State and municipalities	17,373	81	(1,516)	15,938
Agency bonds	2,179	2	(15)	2,166
Total	$61,027	$111	$(6,333)	$54,805

The amortized cost and estimated fair market value of investment securities at June 30, 2025 by contractual maturity are presented below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2025 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$320	$332
Due after one year through five years	9,620	9,366
Due after five years through ten years	8,153	7,420
Due after ten years	48,896	44,411
Total	$66,989	$61,529

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
June 30, 2025 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(146)	$8,686	$(4,025)	$26,763
State and municipalities	(60)	2,860	(1,301)	12,514
Agency bonds	—	—	(11)	166
Total	$(206)	$11,546	$(5,337)	$39,443

	Less than Twelve Months		Twelve Months and Over
December 31, 2024 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(106)	$5,423	$(4,696)	$29,619
State and municipalities	(269)	4,884	(1,247)	9,939
Agency bonds	—	—	(15)	166
Total	$(375)	$10,307	$(5,958)	$39,724

As of June 30, 2025 and December 31, 2024, the Company had 57 and 58 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on the Company's assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of June 30, 2025 and December 31, 2024, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	As a Percent of Total Loans	Amount	As a Percent of Total Loans
Loans held for investment:
Recreation	$1,486,047	60%	$1,422,403	57%
Home improvement	803,535	32	827,211	33
Commercial	121,415	5	111,273	4
Taxi medallion	1,564	*	1,909	*
Total loans	2,412,561	98	2,362,796	95
Loans held for sale, at lower of amortized cost or fair value:
Recreation	60,205	2	120,840	5
Strategic partnership	12,285	*	7,386	*
Total loans held for sale, at lower of amortized cost or fair value	72,490	2	128,226	5
Total loans and loans held for sale	$2,485,051	100%	$2,491,022	100%

(*) Less than 1%.

The following tables present the activity of the gross loans and loans held for sale for the three and six months ended June 30, 2025.

Three Months Ended June 30, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2025 (1)	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433
Loan originations	142,789	54,253	9,368	—	168,637	375,047
Principal receipts, sales, and maturities	(118,149)	(58,380)	(4,259)	(86)	(166,851)	(347,725)
Charge-offs	(16,273)	(4,951)	—	—	—	(21,224)
Transfer to loan collateral in process of foreclosure, net	(8,512)	—	—	—	—	(8,512)
Amortization of origination fees and costs, net	(3,746)	1,156	11	—	—	(2,579)
Origination fees and costs, net	4,299	(924)	—	—	—	3,375
Paid-in-kind interest	—	—	236	—	—	236
Gross loans – June 30, 2025 (1)	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051

Six Months Ended June 30, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024 (1)	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	229,622	103,049	19,075	72	304,877	656,695
Principal receipts, sales, and maturities	(175,562)	(117,991)	(9,311)	(402)	(299,978)	(603,244)
Charge-offs	(36,547)	(9,178)	(130)	(15)	—	(45,870)
Transfer to loan collateral in process of foreclosure, net	(14,995)	—	—	—	—	(14,995)
Amortization of origination fees and costs, net	(7,227)	2,289	23	—	—	(4,915)
Origination fees and costs, net	7,718	(1,845)	—	—	—	5,873
Paid-in-kind interest	—	—	485	—	—	485
Gross loans – June 30, 2025 (1)	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
(1)
Includes loans held for sale and loans held for investment.

The following tables present the activity of the gross loans and loans held for sale for the three and six months ended June 30, 2024.

Three Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2024	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426
Loan originations	209,563	67,990	7,000	250	24,288	309,091
Principal receipts, sales, and maturities	(61,553)	(42,492)	(3,961)	(328)	(23,858)	(132,192)
Charge-offs	(14,627)	(4,063)	—	—	—	(18,690)
Transfer to loan collateral in process of foreclosure, net	(5,669)	—	—	—	—	(5,669)
Amortization of origination fees and costs, net	(3,214)	913	10	—	—	(2,291)
Origination fees and costs, net	7,763	(1,426)	(77)	—	—	6,260
Paid-in-kind interest	—	—	655	—	—	655
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590

Six Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	315,328	119,566	7,000	250	40,034	482,178
Principal receipts, sales, and maturities	(115,589)	(97,409)	(12,833)	(431)	(39,288)	(265,550)
Charge-offs	(32,728)	(8,961)	—	—	—	(41,689)
Transfer to loan collateral in process of foreclosure, net	(11,094)	—	—	—	—	(11,094)
Amortization of origination fees and costs, net	(6,166)	1,851	17	—	—	(4,298)
Origination fees and costs, net	11,451	(2,480)	(77)	—	—	8,894
Paid-in-kind interest	—	—	1,263	—	—	1,263
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	$71,558	$20,249	$8,174	$385	$100,366
Charge-offs	(16,273)	(4,951)	—	—	(21,224)
Recoveries	4,419	1,190	10	573	6,192
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	21,562
Balance at June 30, 2025	$75,040	$20,422	$11,096	$338	$106,896
(1)
As of June 30, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $161.5 million, including $95.2 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for the Company.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Total
Balance at December 31, 2023	$57,532	$21,019	$4,148	$1,536	$84,235
Charge-offs	(18,101)	(4,898)	—	—	(22,999)
Recoveries	3,548	911	20	911	5,390
Provision (benefit) for credit losses	17,030	898	216	(943)	17,201
Balance at March 31, 2024	$60,009	$17,930	$4,384	$1,504	$83,827
Charge-offs	(14,627)	(4,063)	—	—	(18,690)
Recoveries	3,962	1,243	—	869	6,074
Provision (benefit) for credit losses	15,795	3,279	478	(975)	18,577
Balance at June 30, 2024	$65,139	$18,389	$4,862	$1,398	$89,788

The following table presents the gross charge-offs for the three and six months ended June 30, 2025, by the year of origination:

Three Months Ended June 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$11	$3,812	$3,917	$4,439	$2,106	$1,988	$16,273
Home improvement	—	1,125	1,703	1,061	643	419	4,951
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$11	$4,937	$5,620	$5,500	$2,749	$2,407	$21,224

Six Months Ended June 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$11	$6,540	$7,624	$8,945	$4,039	$9,388	$36,547
Home improvement	—	1,948	3,206	2,194	1,071	759	9,178
Commercial	—	—	—	130	—	—	130
Taxi medallion	—	—	—	—	—	15	15
Total	$11	$8,488	$10,830	$11,269	$5,110	$10,162	$45,870

The following table presents the gross charge-offs for the three and six months ended June 30, 2024, by the year of origination:

Three Months Ended June 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$99	$4,099	$5,049	$1,990	$986	$2,404	$14,627
Home improvement	40	1,508	1,594	507	119	295	4,063
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$139	$5,607	$6,643	$2,497	$1,105	$2,699	$18,690

Six Months Ended June 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$99	$7,862	$11,867	$5,487	$2,275	$5,138	$32,728
Home improvement	40	3,032	3,274	1,670	406	539	8,961
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$139	$10,894	$15,141	$7,157	$2,681	$5,677	$41,689

The following tables present the allowance for credit losses by type as of June 30, 2025 and December 31, 2024.

June 30, 2025 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$75,040	70%	5.05%
Home improvement	20,422	19	2.54
Commercial	11,096	10	9.14
Taxi medallion	338	1	21.62
Total (2)	$106,896	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of June 30, 2025, total allowance for credit losses as a percent of nonaccrual loans was 288.09%.

December 31, 2024 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$71,102	73%	5.00%
Home improvement	20,536	21	2.48
Commercial	5,190	5	4.66
Taxi medallion	540	1	28.29
Total (2)	$97,368	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of December 31, 2024, total allowance for credit losses as a percent of nonaccrual loans was 291.93%

The following tables present the performance status of loans and loans held for sale as of June 30, 2025 and December 31, 2024.

June 30, 2025 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,538,323	$7,929	$1,546,252	0.51%
Home improvement	802,237	1,298	803,535	0.16
Commercial	95,101	26,314	121,415	21.67
Taxi medallion	—	1,564	1,564	100.00
Strategic partnership	12,285	—	12,285	—
Total	$2,447,946	$37,105	$2,485,051	1.49%

December 31, 2024 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,532,448	$10,795	$1,543,243	0.70%
Home improvement	825,825	1,386	827,211	0.17
Commercial	92,010	19,263	111,273	17.31
Taxi medallion	—	1,909	1,909	100.00
Strategic partnership	7,386	—	7,386	—
Total	$2,457,669	$33,353	$2,491,022	1.34%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as such, deemed nonperforming.

The following tables present the aging of loans and loans held for sale as of June 30, 2025 and December 31, 2024.

June 30, 2025	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$43,128	$15,301	$7,265	$65,694	$1,429,365	$1,495,059	$—
Home improvement	3,700	1,931	1,292	6,923	800,035	806,958	—
Commercial	—	—	20,402	20,402	101,181	121,583	—
Taxi medallion	64	—	—	64	1,500	1,564	—
Strategic partnership	—	—	—	—	12,285	12,285	—
Total	$46,892	$17,232	$28,959	$93,083	$2,344,366	$2,437,449	$—
(1)
Excludes $47.6 million of capitalized loan origination costs.

December 31, 2024	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$54,169	$20,376	$10,018	$84,563	$1,407,977	$1,492,540	$—
Home improvement	5,407	2,432	1,386	9,225	821,852	831,077	—
Commercial	—	—	16,337	16,337	95,127	111,464	—
Taxi medallion	49	69	—	118	1,791	1,909	—
Strategic partnership	—	—	—	—	7,386	7,386	—
Total	$59,625	$22,877	$27,741	$110,243	$2,334,133	$2,444,376	$—
(1)
Excludes $46.6 million of capitalized loan origination costs.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending June 30,
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	June 30, 2025 (1)	December 31, 2024 (1)	Interest Rate (2)
Deposits (3)	$664,028	$543,454	$385,662	$199,629	$216,994	$—	$2,009,767	$2,091,663	3.81%
Privately placed notes	31,250	—	53,750	39,000	—	22,500	146,500	146,500	8.12
SBA debentures and borrowings	15,500	4,500	—	2,500	—	48,000	70,500	70,250	3.81
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.70
Federal reserve and other borrowings	40,000	—	—	—	—	—	40,000	35,000	4.50
Total	$750,778	$547,954	$439,412	$241,129	$216,994	$103,500	$2,299,767	$2,376,413	4.14%
(1)
Excludes deferred financing costs of $8.5 million and $8.2 million as of June 30, 2025 and December 31, 2024.
(2)
Weighted average contractual rate as of June 30, 2025.
(3)
Balance excludes $4.6 million and $3.0 million of strategic partner reserve deposits and includes $4.6 million and $6.0 million in retail savings deposit balances as of June 30, 2025 and December 31, 2024.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, the annual expense of which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of June 30, 2025 and December 31, 2024, the Bank had $11.7 million and $10.4 million in listing service deposit balances from other financial institutions. As of June 30, 2025 and December 31, 2024, the Bank had $4.6 million and $6.0 million in retail savings deposit balances. The following table presents the maturity of the deposit pools and retail savings deposits, which includes strategic partner reserve deposits, as of June 30, 2025.

(Dollars in thousands)	June 30, 2025
Three months or less	$223,935
Over three months through six months	102,360
Over six months through one year	337,733
Over one year	1,345,739
Deposits	2,009,767
Strategic partner collateral deposits	4,550
Total deposits	$2,014,317

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

As of June 30, 2025, the Bank had $200.6 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 44% of book value, for a total of approximately $88.7 million in secured borrowing capacity, of which $40.0 million was utilized as of June 30, 2025.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of June 30, 2025, there were no outstanding amounts with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

The Company has entered into various private placements with certain institutional investors over time. The following table presents the private placement notes outstanding as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	June 30, 2025	December 31, 2024
December 2020	December 2027	7.500%	Semi-annually	$53,750	$53,750
February 2021	February 2026	7.250%	Semi-annually	31,250	31,250
September 2023	September 2028	9.250%	Semi-annually	39,000	39,000
June 2024	June 2039	8.875%	Semi-annually	17,500	17,500
August 2024	August 2039	8.625%	Semi-annually	5,000	5,000
				$146,500	$146,500

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for Medallion Capital and FSVC, typically for a four and a half year term and a 1% fee. On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as Medallion Capital draws under the commitment. As of June 30, 2025, none of the commitment had been drawn, $10.3 million was drawable.

The following table presents the SBA debentures and borrowings as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	June 30, 2025	December 31, 2024
March 2015	March 2025	2.87%	Semi-annually	$—	$10,000
September 2015	September 2025	3.57%	Semi-annually	4,000	4,000
March 2016	March 2026	3.25%	Semi-annually	1,500	1,500
March 2016	March 2026	3.18%	Semi-annually	10,000	10,000
May 2016	September 2026	2.72%	Semi-annually	2,500	2,500
March 2017	March 2027	3.52%	Semi-annually	2,000	2,000
September 2018	September 2028	4.22%	Semi-annually	1,250	1,250
March 2019	March 2029	3.79%	Semi-annually	1,250	1,250
September 2020	September 2030	1.71%	Semi-annually	3,000	3,000
June 2021	September 2031	1.58%	Semi-annually	8,500	8,500
October 2021	March 2032	3.21%	Semi-annually	7,000	7,000
October 2022	March 2033	5.44%	Semi-annually	4,750	4,750
April 2023	September 2033	5.96%	Semi-annually	4,750	4,750
September 2023	March 2034	5.08%	Semi-annually	4,750	4,750
November 2023	March 2034	5.08%	Semi-annually	5,000	5,000
March 2025	September 2035	*	Semi-annually	10,250	—
				$70,500	$70,250

(*) Interest rate will price in September 2025 and will accrue interest at a rate which approximates 5% until that time.

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of June 30, 2025, $33.0 million was outstanding on the trust preferred securities.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of June 30, 2025, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through February 28, 2031 subject to various operating leases.

The following table presents the operating lease costs and additional information for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease costs	$556	$607	$1,176	$1,210
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	683	698	1,358	1,355
Right-of-use asset obtained in exchange for lease liability	(63)	(58)	(126)	(118)

The following table presents the breakout of the operating leases as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$5,946	$6,922
Other current liabilities	2,290	2,294
Operating lease liabilities	4,041	5,128
Total operating lease liabilities	6,331	7,422
Weighted average remaining lease term	3.5 years	4.1 years
Weighted average discount rate	5.55%	5.56%

At June 30, 2025, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2025	$1,275
2026	2,567
2027	1,342
2028	575
2029	589
Thereafter	548
Total lease payments	6,896
Less imputed interest	565
Total operating lease liabilities	$6,331

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

The following table presents the significant components of the Company's deferred tax assets and liabilities as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Deferred tax assets:
Provision for credit losses	$17,035	$14,530
Accrued expenses, compensation, and other assets	4,888	5,612
Net operating loss carryforwards (1)	3,168	3,168
Other investments and investment securities	2,790	2,885
Valuation allowance	(4,552)	(4,418)
Total deferred tax assets	23,329	21,777
Deferred tax liabilities:
Goodwill and other intangibles	42,590	42,772
Total deferred tax liabilities	42,590	42,772
Deferred tax liability, net	$19,261	$20,995
(1)
As of June 30, 2025, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $0.5 million as of June 30, 2025.

The following table presents the components of the Company's tax provision for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Current
Federal	$5,757	$4,792	$10,418	$6,521
State	2,569	1,476	4,091	2,119
Deferred
Federal	(1,709)	(1,916)	(1,448)	1,200
State	(812)	(570)	(543)	300
Net provision for income taxes	$5,805	$3,782	$12,518	$10,140

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Statutory Federal income tax provision at 21%	$4,089	$2,603	$8,339	$6,361
State and local income taxes, net of federal income tax benefit	889	509	1,812	1,244
Non-deductible (benefits) expenses	(562)	374	1,010	2,154
Valuation allowance against deferred tax assets	324	—	134	—
Change in effective state income tax rates and accrual	696	—	696	—
Other	369	296	527	381
Total income tax provision	$5,805	$3,782	$12,518	$10,140

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The Company has determined that a valuation allowance is necessary for net operating losses which the Company does not believe will be utilized as well as for deferred compensation in excess of statutory limits. Based upon these considerations, the Company determined the necessary valuation allowance as of June 30, 2025.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah State tax filings of the Company for the tax years 2021 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of the 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. On April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. On April 25, 2025, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 12, 2025. A total of 7,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 2,287,437 shares remained issuable as of June 30, 2025. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. As of June 30, 2025, 838,813 options on the Company’s common stock were outstanding under the Company’s plans, all of which have previously vested and are exercisable. Additionally, as of June 30, 2025, there were 727,415 unvested shares of restricted stock, 823,854 unvested performance stock units, 86,410 unvested restricted stock units, and 323,977 vested, unissued restricted stock units outstanding under the 2018 Plan. As of June 30, 2025, the total remaining unrecognized compensation cost related to unvested restricted stock, restricted stock units, and performance stock units was $8.1 million, which is expected to be recognized over the next 11 quarters. Total stock-based compensation expense was $1.7 million and $3.4 million, or $0.07 and $0.14 per diluted common share, for the three and six months ended June 30, 2025 and $1.6 million and $3.1 million, or $0.07 and $0.13 per diluted common share, for the three and six months ended June 30, 2024.

The fair value of each restricted stock grant, each restricted stock unit, and each performance stock unit is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the six months ended June 30, 2025 and 2024.

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

The following table presents the PSU activity for the six months ended June 30, 2025 and the year ended December 31, 2024. The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2023	296,444	$6.08	$6.08
Granted	215,687	8.97	8.97
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2024	512,131	6.08 - 8.97	7.30
Granted	311,723	8.47	8.47
Cancelled	—	—	—
Vested	—	—	—
Outstanding at March 31, 2025	823,854	6.08 - 8.97	7.74
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at June 30, 2025	823,854	$6.08 - 8.97	$7.30

The following table presents the activity for the restricted stock programs for the six months ended June 30, 2025 and the year ended December 31, 2024.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2023	995,376	$4.89 - 9.37	$7.74
Granted	347,158	8.97 - 10.32	9.17
Cancelled	(32,521)	4.89 - 10.32	8.07
Vested (1)	(400,985)	4.89 - 8.40	7.69
Outstanding at December 31, 2024	909,028	4.89 - 10.32	8.30
Granted	307,059	8.47	8.47
Cancelled	(3,373)	4.89 - 10.32	8.86
Vested (1)	(484,823)	4.89 - 8.97	7.70
Outstanding at March 31, 2025 (2)	727,891	8.08 - 10.32	8.77
Granted	—	—	—
Cancelled	(476)	9.37 - 10.32	9.70
Vested	—	—	—
Outstanding at June 30, 2025 (2)	727,415	$8.08 - 10.32	$8.77
(1)
The aggregate fair value of the restricted stock vested was $4.2 million for the six months ended June 30, 2025 and $2.7 million for the year ended December 31, 2024.
(2)
The aggregate fair value of the restricted stock was $6.9 million as of June 30, 2025. The remaining vesting period was 2.7 years at June 30, 2025.

The following table presents the activity for the stock option programs for the six months ended June 30, 2025 and the year ended December 31, 2024.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	959,522	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(4,748)	4.89 - 7.25	6.15
Exercised	(40,865)	4.89 - 7.25	6.35
Outstanding at December 31, 2024	913,909	2.14 - 9.38	6.52
Granted	—	—	—
Cancelled	(23,716)	4.89 - 7.25	6.67
Exercised (1)	(265)	4.89	4.89
Outstanding at March 31, 2025 (2)	889,928	2.14 - 9.38	6.67
Granted	—	—	—
Cancelled	(10,054)	4.89 - 9.38	9.05
Exercised (1)	(41,061)	4.89 - 7.25	6.23
Outstanding at June 30, 2025 (2)	838,813	$2.14 - 7.25	$6.50
Options exercisable at:
December 31, 2024	829,286	$2.14 - 9.38	$6.53
June 30, 2025 (2)	838,813	$2.14 - 7.25	$6.50
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for both the three and six months ended June 30, 2025 and the year ended December 31, 2024.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at June 30, 2025 and the related exercise price of the underlying options, was $2.5 million for outstanding options, all of which had previously vested. The remaining contractual life was 4.7 years for outstanding options at June 30, 2025.

The following table presents the activity for the unvested options outstanding under the plans described above for the six months ended June 30, 2025 and the year ended December 31, 2024.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	261,875	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	(3,822)	4.89 - 7.25	6.22
Vested	(173,430)	4.89 - 7.25	6.56
Outstanding at December 31, 2024	84,623	4.89 - 6.79	6.37
Granted	—	—	—
Cancelled	(119)	4.89	4.89
Vested	(84,504)	4.89 - 6.79	6.37
Outstanding at March 31, 2025	—	—	—
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at June 30, 2025	—	$—	$—

The intrinsic value of the options vested was $0.1 million for the six months ended June 30, 2025.

During the three and six months ended June 30, 2025, the Company granted 86,410 restricted stock units, or RSUs, with a vesting date of June 12, 2026 at a grant price of $9.49 and during the year ended December 31, 2024, granted 92,350 RSUs which vested on June 11, 2025 at a grant price of $8.23. For the RSUs granted in 2025 and 2024, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of June 30, 2025, there were 410,387 RSUs outstanding, including 323,977 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers to finance RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, and collector cars make up 54%, 21%, and 12% of the segment portfolio, with no other product lines at or above 10%, as of June 30, 2025. The highest concentrations of recreation loans are in Texas and Florida at 16% and 10% of loans outstanding and with no other states at or above 10% as of June 30, 2025. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being roofs, swimming pools, and windows at 30%, 30%, and 11% of total home improvement loans outstanding, and with no other product lines at or above 10% as of June 30, 2025. The highest concentrations of home improvement loans are in Florida and Texas at 13% and 12% of loans outstanding, with no other states at or above 10% as of June 30, 2025. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, construction, and wholesale trade making up 57%, 18%, and 11% of the loans outstanding as of June 30, 2025, with no other product lines exceeding 10% as of June 30, 2025. The commercial lending segment invests across the United States with a concentration in California having 29% of the segment portfolio, with no other states having a concentration at or above 10% as of June 30, 2025. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of June 30, 2025.

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

The Company's chief operating decision maker (CODM) is a group comprised of the Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer, and other senior members of management. The CODM primarily uses segment information to identify areas to improve efficiency of resources allocation, determine where to reinvest profits, and minimize unnecessary expenses. The CODM assesses segment performance mainly through selected financial ratios such as returns on average assets and net interest margin, which identifies areas requiring action.

The following table presents segment data as of and for the three months ended June 30, 2025.

Three Months Ended June 30, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$51,101	$20,133	$3,755	$72	$2,381	$77,442
Total interest expense	12,854	7,325	1,157	38	2,698	24,072
Net interest income (loss)	38,247	12,808	2,598	34	(317)	53,370
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	—	21,562
Net interest income (loss) after credit loss provision	22,911	8,874	(314)	654	(317)	31,808
Other income, net	1,366	3	6,358	748	734	9,209
Operating expenses	(10,036)	(4,710)	(1,409)	(840)	(4,550)	(21,545)
Net income (loss) before taxes	14,241	4,167	4,635	562	(4,133)	19,472
Income tax (provision) benefit	(4,292)	(1,232)	(1,337)	(168)	1,224	(5,805)
Net income (loss) after taxes	$9,949	$2,935	$3,298	$394	$(2,909)	$13,667
Income attributable to the non-controlling interest						2,598
Total net income attributable to Medallion Financial Corp.						$11,069
Balance Sheet Data
Total loans, gross (1)	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
Total assets	1,493,721	787,432	111,961	6,009	480,871	2,879,994
Total funds borrowed	1,195,144	630,034	89,581	4,808	384,750	2,304,317
Selected Financial Ratios
Return on average assets	2.67%	1.49%	11.94%	26.30%	(2.53)%	1.93%
Return on average stockholders' equity	*	*	*	*	*	11.49
Return on average equity	15.59	8.68	69.66	142.23	(15.48)	11.13
Interest yield	13.39	9.99	12.68	17.97	NM	11.75
Net interest margin, gross	10.02	6.35	8.78	8.49	NM	8.09
Net interest margin, net of allowance	10.53	6.52	9.49	10.95	NM	8.42
Reserve coverage (2)	5.05	2.54	9.14	21.62	NM	4.43
Delinquency status (3)	0.49	0.16	16.78	—	NM	1.19
Charge-off (recovery) ratio (4)	3.25	1.87	(0.03)	(143.02)	NM	2.44

(1)
Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
Charge-off ratio in the recreation lending segment was 3.11% when including loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the six months ended June 30, 2025.

Six Months Ended June 30, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$101,567	$39,904	$7,098	$152	$4,146	$152,867
Total interest expense	24,895	14,289	2,210	50	6,641	48,085
Net interest income (loss)	76,672	25,615	4,888	102	(2,495)	104,782
Provision (benefit) for credit losses	32,206	6,779	6,026	(1,435)	—	43,576
Net interest income (loss) after credit loss provision	44,466	18,836	(1,138)	1,537	(2,495)	61,206
Other income, net	1,766	5	16,000	1,592	1,445	20,808
Operating expenses	(20,000)	(9,694)	(2,882)	(1,823)	(7,904)	(42,303)
Net income (loss) before taxes	26,232	9,147	11,980	1,306	(8,954)	39,711
Income tax (provision) benefit	(8,269)	(2,884)	(3,773)	(415)	2,823	(12,518)
Net income (loss) after taxes	$17,963	$6,263	$8,207	$891	$(6,131)	$27,193
Income attributable to the non-controlling interest						4,110
Total net income attributable to Medallion Financial Corp.						$23,083
Balance Sheet Data
Total loans, gross (1)	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
Total assets	1,493,721	787,432	111,961	6,009	480,871	2,879,994
Total funds borrowed	1,195,144	630,034	89,581	4,808	384,750	2,304,317
Selected Financial Ratios
Return on average assets	2.42%	1.58%	15.15%	29.00%	(2.71)%	1.93%
Return on average stockholders' equity	*	*	*	*	*	12.21
Return on average equity	14.25	9.31	88.99	162.17	(16.40)	11.63
Interest yield	13.34	9.88	12.38	19.07	NM	11.70
Net interest margin, gross	10.07	6.34	8.53	12.45	NM	8.01
Net interest margin, net of allowance	10.57	6.50	9.10	16.44	NM	8.33
Reserve coverage (2)	5.05	2.54	9.14	21.62	NM	4.43
Delinquency status (3)	0.49	0.16	16.78	—	NM	1.19
Charge-off (recovery) ratio (4)	3.94	1.71	0.21	(150.51)	NM	2.77

(1)
Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
Charge-off ratio in the recreation lending segment was 3.71% when including loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three months ended June 30, 2024.

Three Months Ended June 30, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$47,490	$17,651	$3,538	$190	$1,835	$70,704
Total interest expense	10,960	6,106	1,056	25	2,689	20,836
Net interest income (loss)	36,530	11,545	2,482	165	(854)	49,868
Provision (benefit) for credit losses	15,795	3,279	478	(975)	—	18,577
Net interest income (loss) after credit loss provision	20,735	8,266	2,004	1,140	(854)	31,291
Other income, net	306	3	(14)	334	470	1,099
Operating expenses	(11,236)	(5,457)	(1,437)	(1,373)	(492)	(19,995)
Net income (loss) before taxes	9,805	2,812	553	101	(876)	12,395
Income tax (provision) benefit	(3,094)	(802)	(72)	(14)	200	(3,782)
Net income (loss) after taxes	$6,711	$2,010	$481	$87	$(676)	$8,613
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$7,101
Balance Sheet Data
Total loans, gross	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590
Total assets	1,451,947	758,840	105,548	7,511	437,030	2,760,876
Total funds borrowed	1,200,977	627,674	87,304	6,213	361,488	2,283,656
Selected Financial Ratios
Return on average assets	1.95%	1.08%	1.86%	4.29%	(0.61)%	1.30%
Return on average stockholders' equity	*	*	*	*	*	8.14
Return on average equity	13.05	7.00	12.09	25.69	(3.88)	8.25
Interest yield	13.30	9.32	13.08	21.62	NM	11.52
Net interest margin, gross	10.23	6.10	9.18	18.78	NM	8.12
Net interest margin, net of allowance	10.69	6.25	9.57	31.77	NM	8.42
Reserve coverage (1)	4.35	2.38	4.41	40.18	NM	3.76
Delinquency status (2)	0.41	0.17	7.52	—	NM	0.67
Charge-off (recovery) ratio (3)	2.99	1.49	—	(98.90)	NM	2.20

(1)
Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average total gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the six months ended June 30, 2024.

Six Months Ended June 30, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$91,417	$35,098	$7,183	$330	$3,746	$137,774
Total interest expense	20,605	11,740	2,154	53	5,437	39,989
Net interest income (loss)	70,812	23,358	5,029	277	(1,691)	97,785
Provision (benefit) for credit losses	32,825	4,177	694	(1,918)	—	35,778
Net interest income (loss) after credit loss provision	37,987	19,181	4,335	2,195	(1,691)	62,007
Other income, net	556	5	4,188	973	780	6,502
Operating expenses	(19,523)	(9,571)	(2,422)	(2,116)	(4,588)	(38,220)
Net income (loss) before taxes	19,020	9,615	6,101	1,052	(5,499)	30,289
Income tax (provision) benefit	(6,368)	(3,219)	(2,043)	(352)	1,842	(10,140)
Net income (loss) after taxes	$12,652	$6,396	$4,058	$700	$(3,657)	$20,149
Income attributable to the non-controlling interest						3,024
Total net income attributable to Medallion Financial Corp.						$17,125
Balance Sheet Data
Total loans, gross	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590
Total assets	1,451,947	758,840	105,548	7,511	437,030	2,760,876
Total funds borrowed	1,200,977	627,674	87,304	6,213	361,488	2,283,656
Selected Financial Ratios
Return on average assets	1.87%	1.72%	7.68%	14.89%	(1.69)%	1.55%
Return on average stockholders' equity	*	*	*	*	*	9.89
Return on average equity	12.31	11.04	49.32	90.99	(10.64)	9.70
Interest yield	13.20	9.29	12.97	18.78	NM	11.42
Net interest margin, gross	10.23	6.18	9.08	15.59	NM	8.11
Net interest margin, net of allowance	10.69	6.34	9.45	26.61	NM	8.40
Reserve coverage (1)	4.35	2.38	4.41	40.18	NM	3.76
Delinquency status (2)	0.41	0.17	7.52	—	NM	0.67
Charge-off (recovery) ratio (3)	3.64	1.80	(0.04)	(100.16)	NM	2.68

(1)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average total gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers, including Mr. Alvin Murstein and Mr. Andrew Murstein, for either a one-, two-, or three-year term. Typically, the contracts will renew for new one-, two- or three- year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one-, two- or three-year term (as applicable); however, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

As of June 30, 2025, employment agreements expire at various dates through 2028, with future minimum payments under these agreements of approximately $8.6 million.

(B) OTHER COMMITMENTS

As of June 30, 2025, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) SEC LITIGATION

On December 29, 2021, the SEC filed a civil complaint in the U.S. District Court for the Southern District of New York against the Company and its President and Chief Operating Officer alleging certain violations of the anti-fraud, books and records, internal controls and anti-touting provisions of the federal securities laws. The litigation related to certain issues that occurred during the period 2015 to 2017, including (i) the Company’s retention of third parties in 2015 and 2016 concerning posting information about the Company on certain financial websites and (ii) the Company’s financial reporting and disclosures concerning certain assets, including Medallion Bank, in 2016 and 2017, a period when the Company had previously reported as a business development company (BDC) under the Investment Company Act of 1940. In December 2024, the Company and its President and Chief Operating Officer reached an agreement in principle with the Division of Enforcement of the SEC, that if approved by the Commissioners of the SEC and the Court, would resolve this litigation. On May 30, 2025, the Court entered a Final Judgment as to the Company and its President and Chief Operating Officer resolving this litigation. The parties agreed to settle the matter with the SEC, consenting to the entry of the Final Judgment, without admitting or denying the allegations of the SEC complaint. Pursuant to the Final Judgment, among other things, (i) the parties were enjoined from violating specified provisions of the federal securities laws and rules thereunder, (ii) the Company paid a civil penalty of $3,000,000 (which amount was previously accrued in the fourth quarter of 2024) and (iii) the Company agreed to certain compliance-related undertakings.

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

Jeffrey Rudnick, the son of one of the Company’s directors, previously served as the Company’s Senior Vice President and effective July 24, 2025, serves as the Company's Executive Vice President at a salary of $269,000 per year, an increase from $260,988 per year in 2024. Mr. Rudnick received an annual cash bonus of $75,000 and $95,000 as well as an equity bonus in the amount of $50,000 and $52,000 during the six months ended June 30, 2025 and 2024.

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

(i) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. As of June 30, 2025 and December 31, 2024, the estimated fair value of these off-balance-sheet instruments was not material.

The following tables present the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$151,994	$151,994	$151,244	$750	$—
Investment securities	61,529	61,529	—	61,529	—
Loans held for investment, net of allowance	2,305,665	2,255,160	—	—	2,255,160
Loans held for sale, at lower of amortized cost or fair value	72,490	75,573	—	—	75,573
Accrued interest receivable (2)	15,294	15,294	15,294	—	—
Equity securities	1,763	1,763	1,763	—	—
Financial liabilities
Funds borrowed (3)	2,304,317	2,318,531	—	2,318,531	—
Accrued interest payable	5,746	5,746	5,746	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $8.5 million.

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
(3)
Excludes deferred financing costs of $8.2 million.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

June 30, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$61,529	$—	$61,529
Equity securities	1,763	—	—	1,763
Total	$1,763	$61,529	$—	$63,292
(1)
Total unrealized losses of $0.1 million and unrealized gains of $0.5 million, net of tax, related to these assets was included in other comprehensive income for the three and six months ended June 30, 2025.

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$54,805	$—	$54,805
Equity securities	1,732	—	—	1,732
Total	$1,732	$54,805	$—	$56,537
(1)
Total unrealized losses of less than $0.1 million, net of tax, related to these assets was included in other comprehensive income for the year ended December 31, 2024.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.

June 30, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$1,374	$1,374
Total	$—	$—	$1,374	$1,374

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	Fair Value at June 30, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$—	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
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

(14) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

On May 29, 2025, the Bank closed an initial public offering of 3,100,000 shares of its Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series G, with a $77.5 million aggregate liquidation amount, or $25 per share, yielding net proceeds of $73.1 million. Dividends are payable quarterly from the date of issuance to, but excluding July 1, 2030, at a fixed rate equal to 9.00% per annum, and from and including July 1, 2030, during each reset period at a rate equal to the five-year U.S. Treasury rate plus a spread of 4.94% per annum. The proceeds from this offering are for general corporate purposes, which may include, among other things, increasing capital levels, growing consumer loan portfolios, and redeeming outstanding Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, or Series F Preferred Stock.

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Series F Preferred Stock with a $46.0 million aggregate liquidation amount, or $25 per share, yielding net proceeds of $42.5 million. Dividends are payable quarterly from the date of issuance to, but excluding, April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to three-month Term 90-day SOFR plus a spread of 6.46% per annum. On May 29, 2025, the Bank announced that it will redeem all outstanding shares of Series F Preferred Stock on July 1, 2025, at the redemption price of $25 per share. Additionally, the regular quarterly dividend will be paid separately on July 1, 2025, to holders of record on the record date. Upon redemption, the Company will incur a charge of approximately $3.5 million in calculating earnings attributable to common shareholders representing the excess of the redemption price over the carrying amount of $42.5 million.

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

(15) SUBSEQUENT EVENTS

On July 1, 2025, the Bank redeemed its Series F Preferred Stock, in its entirety, for an aggregate amount of $46.0 million, resulting in a $3.5 million charge to earnings attributable to common shareholders.

The Company has evaluated the effects of events that have occurred subsequent to June 30, 2025 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no additional subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and six months ended June 30, 2025 and the year ended December 31, 2024. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of June 30, 2025, our consumer loans represented 95% of our gross loan portfolio, inclusive of loans held for sale, and commercial loans represented 5%. Total assets were $2.88 billion and $2.87 billion as of June 30, 2025 and December 31, 2024.

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

Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, the impact of tariffs, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation, the risk of recession and economic health, as well as other factors which contribute to competition and changes in the demand for our loan products. We have been, and continue to, seek borrowers with strong credit ratings and moderate the pace of our recent growth in the event of a potential economic downturn and in light of the current uncertainties and inflationary environment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At June 30, 2025, we identified our policies for the allowance for credit losses and goodwill and intangible assets to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2024, and there have been no material changes in such policies and estimates since the date of such report.

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

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$35,166	$367	4.19%	$27,877	$290	4.20%
Federal funds sold	67,533	954	5.67	76,189	1,023	5.40
Investment securities	60,991	593	3.90	54,846	528	3.87
Loans
Recreation	1,530,529	51,101	13.39	1,436,201	47,490	13.30
Home improvement	808,517	20,133	9.99	761,468	17,651	9.32
Commercial	118,735	3,839	12.97	108,774	3,468	12.82
Taxi medallion	1,607	72	17.97	3,534	180	20.49
Strategic partnerships	10,558	383	14.55	1,207	72	23.99
Total loans	2,469,946	75,528	12.27	2,311,184	68,861	11.98
Total interest-earning assets, before allowance	2,633,636		11.75	2,470,096		11.52
Allowance for credit losses	(103,117)			(86,645)
Total interest-earning assets, net of allowance	$2,530,519	$77,442	12.23%	$2,383,451	$70,702	11.94%
Non-interest-earning assets
Cash	58,030			37,341
Equity investments	8,522			12,425
Loan collateral in process of foreclosure	9,010			9,716
Goodwill and intangible assets	169,409			170,854
Other assets	62,360			57,099
Total non-interest-earning assets	307,331			287,435
Total assets	$2,837,850			$2,670,886
Interest-bearing liabilities
Deposits	$2,047,347	$19,608	3.84%	$1,951,015	$16,523	3.41%
Privately placed notes	146,500	3,172	8.68	137,750	2,957	8.63
SBA debentures and borrowings	70,500	733	4.17	72,750	710	3.93
Trust preferred securities	33,000	559	6.79	33,000	646	7.87
Total interest-bearing liabilities	2,297,347	24,072	4.20	2,194,515	20,836	3.82
Non-interest-bearing liabilities
Deferred tax liability	19,920			22,920
Other liabilities (1)	28,206			33,488
Total non-interest-bearing liabilities	48,126			56,408
Total liabilities	2,345,473			2,250,923
Non-controlling interest	106,049			69,166
Total stockholders’ equity	386,328			350,797
Total liabilities and stockholders’ equity	$2,837,850			$2,670,886
Net interest income		$53,370			$49,866
Net interest margin, gross			8.09			8.12
Net interest margin, net of allowance			8.42%			8.42%
(1)
Includes deferred financing costs of $8.5 million and $8.6 million as of June 30, 2025 and 2024.

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$36,100	$718	4.01%	$29,705	$621	4.20%
Federal funds sold	61,473	1,772	5.81	74,204	2,077	5.63
Investment securities	59,340	1,112	3.78	54,427	994	3.67
Loans
Recreation	1,535,081	101,567	13.34	1,392,205	91,417	13.20
Home improvement	814,533	39,904	9.88	759,776	35,098	9.29
Commercial	115,587	6,938	12.10	111,413	7,130	12.87
Taxi medallion	1,652	152	18.55	3,574	320	18.01
Strategic partnerships	9,133	704	15.54	985	117	23.89
Total loans	2,475,986	149,265	12.16	2,267,953	134,082	11.89
Total interest-earning assets, before allowance	2,632,899		11.70	2,426,289		11.42
Allowance for credit losses	(100,734)			(85,284)
Total interest-earning assets, net of allowance	$2,532,165	$152,867	12.16%	$2,341,005	$137,774	11.84%
Non-interest-earning assets
Cash	57,357			31,033
Equity investments	8,794			12,226
Loan collateral in process of foreclosure	9,292			10,388
Goodwill and intangible assets	169,590			171,035
Other assets	60,671			55,413
Total non-interest-earning assets	305,704			280,095
Total assets	$2,837,869			$2,621,100
Interest-bearing liabilities
Deposits	$2,067,101	$39,223	3.83%	$1,903,076	$31,275	3.31%
Privately placed notes	146,500	6,349	8.74	138,500	5,965	8.66
SBA debentures and borrowings	68,964	1,393	4.07	73,464	1,455	3.98
Trust preferred securities	33,000	1,120	6.84	33,000	1,294	7.89
Total interest-bearing liabilities	2,315,565	48,085	4.19	2,148,040	39,989	3.75
Non-interest-bearing liabilities
Deferred tax liability	20,026			22,022
Other liabilities (1)	30,634			33,502
Total non-interest-bearing liabilities	50,660			55,524
Total liabilities	2,366,225			2,203,564
Non-controlling interest	90,296			69,220
Total stockholders’ equity	381,348			348,316
Total liabilities and stockholders’ equity	$2,837,869			$2,621,100
Net interest income		$104,782			$97,785
Net interest margin, gross			8.01			8.11
Net interest margin, net of allowance			8.33%			8.40%

(1)
Includes deferred financing costs of $8.5 million and $8.6 million as of June 30, 2025 and 2024.

For the three months ended June 30, 2025, our total loans yielded 12.27%, as compared to 11.98% for the three months ended June 30, 2024. The 29 basis point increase reflects a higher yield on our loan portfolios, as we have increased the rates charged on new consumer originations over the past year as prevailing market interest rates have remained high. Similarly, for the six months ended June 30, 2025, our total loans yielded 12.16%, as compared to 11.89% for the six months ended June 30, 2024.We have continued to use the higher interest rate environment as an opportunity to increase the rates on both newly issued recreation and home improvement loans, as well as seek to increase the credit quality of our new issuances, particularly in our recreation segment, with the weighted average FICO scores, measured at origination, of our outstanding recreation loans being 685 (684 exclusive of loans held for sale) as of June 30, 2025, consistent with outstanding recreation loans as of June 30, 2024. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the three and six months ended June 30, 2025 of 4.20% and 4.19% increased 38 and 44 basis points from the three and six months ended June 30, 2024, attributable to the current higher interest rate environment, particularly the higher cost associated with our deposits. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the three months ended June 30, 2025, we issued deposits at rates up to 4.23% and 4.28% for three and five year certificates of deposit. As described above, we have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$(18)	$25	$7	$144	$74	$218
Investment securities	60	5	65	26	86	112
Loans
Recreation	3,149	462	3,611	5,654	727	6,381
Home improvement	1,172	1,309	2,481	1,471	889	2,360
Commercial	322	50	372	438	110	548
Taxi medallion	(85)	(24)	(109)	(12)	(595)	(607)
Strategic partnerships	339	(28)	311	(22)	(12)	(34)
Total loans	$4,897	$1,769	$6,666	$7,529	$1,119	$8,648
Total interest-earning assets	$4,939	$1,799	$6,738	$7,699	$1,279	$8,978
Interest-bearing liabilities
Deposits	923	2,161	3,084	1,675	3,519	5,194
Privately placed notes	189	27	216	360	94	454
SBA debentures and borrowings	(23)	46	23	61	52	113
Trust preferred securities	—	(87)	(87)	—	40	40
Total interest-bearing liabilities	$1,089	$2,147	$3,236	$2,096	$3,705	$5,801
Net	$3,850	$(348)	$3,502	$5,603	$(2,426)	$3,177

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$(162)	$(46)	$(208)	$266	$478	$744
Investment securities	92	26	118	72	141	213
Loans
Recreation	9,453	697	10,150	10,526	1,883	12,409
Home improvement	2,683	2,123	4,806	3,990	2,167	6,157
Commercial	251	(442)	(191)	1,055	471	1,526
Taxi medallion	(176)	7	(169)	(369)	(408)	(777)
Strategic partnerships	628	(41)	587	(50)	(16)	(66)
Total loans	$12,839	$2,344	$15,183	$15,152	$4,097	$19,249
Total interest-earning assets	$12,769	$2,324	$15,093	$15,490	$4,716	$20,206
Interest-bearing liabilities
Deposits	3,113	4,835	7,948	3,569	7,779	11,348
Privately placed notes	347	37	384	756	204	960
SBA debentures and borrowings	(91)	29	(62)	135	162	297
Trust preferred securities	—	(174)	(174)	—	109	109
Total interest-bearing liabilities	$3,369	$4,727	$8,096	$4,460	$8,254	$12,714
Net	$9,400	$(2,403)	$6,997	$11,030	$(3,538)	$7,492

During the three and six months ended June 30, 2025, the increase in interest income over the prior year periods was mainly driven by the increase in the size of the consumer loan portfolios, as well as an increase in overall yield on interest-earning assets as we issue new loans at interest rates greater than the weighted average rates of our current portfolio. The increase in interest expense was driven by an increase in borrowing costs, primarily due to the increases in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above tables present the average borrowings and related borrowing costs for the three and six months ended June 30, 2025 and 2024. We expect our borrowing costs to further increase as we take deposits and borrow other funds at the currently higher prevailing rates.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In February 2024, we obtained an $18.5 million commitment from the SBA, with $10.3 million currently drawable.

At June 30, 2025 and 2024, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the three and six months ended June 30, 2025, there was continued growth in the recreation segment, but a decline in the home improvement lending segment, as compared to the prior year quarter. The tables below present the activity of the loan portfolio, inclusive of loans held for sale and loans held for investment.

Three Months Ended June 30, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2025 (1)	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433
Loan originations	142,789	54,253	9,368	—	168,637	375,047
Principal receipts, sales, and maturities	(118,149)	(58,380)	(4,259)	(86)	(166,851)	(347,725)
Charge-offs	(16,273)	(4,951)	—	—	—	(21,224)
Transfer to loan collateral in process of foreclosure, net	(8,512)	—	—	—	—	(8,512)
Amortization of origination fees and costs, net	(3,746)	1,156	11	—	—	(2,579)
Origination fees and costs, net	4,299	(924)	—	—	—	3,375
Paid-in-kind interest	—	—	236	—	—	236
Gross loans – June 30, 2025 (1)	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051

Six Months Ended June 30, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024(1)	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	229,622	103,049	19,075	72	304,877	656,695
Principal receipts, sales, and maturities	(175,562)	(117,991)	(9,311)	(402)	(299,978)	(603,244)
Charge-offs	(36,547)	(9,178)	(130)	(15)	—	(45,870)
Transfer to loan collateral in process of foreclosure, net	(14,995)	—	—	—	—	(14,995)
Amortization of origination fees and costs, net	(7,227)	2,289	23	—	—	(4,915)
Origination fees and costs, net	7,718	(1,845)	—	—	—	5,873
Paid-in-kind interest	—	—	485	—	—	485
Gross loans – June 30, 2025 (1)	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051

(1)
Includes loans held for sale and loans held for investment.

Three Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2024	$1,365,165	$752,262	$106,570	$3,560	$869	$2,228,426
Loan originations	209,563	67,990	7,000	250	24,288	309,091
Principal receipts, sales, and maturities	(61,553)	(42,492)	(3,961)	(328)	(23,858)	(132,192)
Charge-offs	(14,627)	(4,063)	—	—	—	(18,690)
Transfer to loan collateral in process of foreclosure, net	(5,669)	—	—	—	—	(5,669)
Amortization of origination fees and costs, net	(3,214)	913	10	—	—	(2,291)
Origination fees and costs, net	7,763	(1,426)	(77)	—	—	6,260
Paid-in-kind interest	—	—	655	—	—	655
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590

Six Months Ended June 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	315,328	119,566	7,000	250	40,034	482,178
Principal receipts, sales, and maturities	(115,589)	(97,409)	(12,833)	(431)	(39,288)	(265,550)
Charge-offs	(32,728)	(8,961)	—	—	—	(41,689)
Transfer to loan collateral in process of foreclosure, net	(11,094)	—	—	—	—	(11,094)
Amortization of origination fees and costs, net	(6,166)	1,851	17	—	—	(4,298)
Origination fees and costs, net	11,451	(2,480)	(77)	—	—	8,894
Paid-in-kind interest	—	—	1,263	—	—	1,263
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590

The following table presents the maturities and sensitivity to change in interest rates for our loans as of June 30, 2025.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total (1)
Fixed-rate	$32,084	$242,052	$1,904,276	$258,597	$2,437,009
Recreation	3,746	118,002	1,307,898	64,973	1,494,619
Home improvement	4,317	26,146	582,871	193,624	806,958
Commercial	10,984	97,092	13,507	—	121,583
Strategic partnerships	12,285	—	—	—	12,285
Taxi medallion	752	812	—	—	1,564
Adjustable-rate	$421	$19	$—	$—	$440
Recreation	421	19	—	—	440
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans	$32,505	$242,071	$1,904,276	$258,597	$2,437,449
(1)
Excludes $47.6 million of capitalized loan origination costs.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level estimated by management to absorb expected future losses in the portfolios. As of June 30, 2025 and December 31, 2024, the allowance totaled $106.9 million and $97.4 million, which represented 4.43% and 4.12% of total loans held for investment, respectively. The provision for credit losses was $21.6 million and $43.6 million for the three and six months ended June 30, 2025 compared to $18.6 million and $35.8 million for the three and six months ended June 30, 2024 as a result of rising loss rates, fluctuation in delinquencies, and expected losses in our recreation loans, partially offset by a decrease in expected losses in our home improvement loans.

Additionally, during the three and six months ended June 30, 2025 we recognized provisions of $2.9 million and $6.0 million related to specific commercial loans. Provisions and the correlated allowance for credit losses of commercial loans are assessed on specific indicators, such as, the underlying borrower not performing as expected and consideration of the current economic environment and economic policies which impact, or are likely to impact, the borrower's underlying business operations.

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	$71,558	$20,249	$8,174	$385	$100,366
Charge-offs	(16,273)	(4,951)	—	—	(21,224)
Recoveries	4,419	1,190	10	573	6,192
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	21,562
Balance at June 30, 2025	$75,040	$20,422	$11,096	$338	$106,896
(1)
As of June 30, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $161.5 million, including $95.2 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Total
Balance at December 31, 2023	$57,532	$21,019	$4,148	$1,536	$84,235
Charge-offs	(18,101)	(4,898)	—	—	(22,999)
Recoveries	3,548	911	20	911	5,390
Provision (benefit) for credit losses	17,030	898	216	(943)	17,201
Balance at March 31, 2024	$60,009	$17,930	$4,384	$1,504	$83,827
Charge-offs	(14,627)	(4,063)	—	—	(18,690)
Recoveries	3,962	1,243	—	869	6,074
Provision (benefit) for credit losses	15,795	3,279	478	(975)	18,577
Balance at June 30, 2024	$65,139	$18,389	$4,862	$1,398	$89,788

The following tables present the gross charge-offs for the three and six months ended June 30, 2025, by the year of origination:

Three Months Ended June 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$11	$3,812	$3,917	$4,439	$2,106	$1,988	$16,273
Home improvement	—	1,125	1,703	1,061	643	419	4,951
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$11	$4,937	$5,620	$5,500	$2,749	$2,407	$21,224

Six Months Ended June 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$11	$6,540	$7,624	$8,945	$4,039	$9,388	$36,547
Home improvement	—	1,948	3,206	2,194	1,071	759	9,178
Commercial	—	—	—	130	—	—	130
Taxi medallion	—	—	—	—	—	15	15
Total	$11	$8,488	$10,830	$11,269	$5,110	$10,162	$45,870

The following tables present the gross charge-offs for the three and six months ended June 30, 2024, by the year of origination:

Three Months Ended June 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$99	$4,099	$5,049	$1,990	$986	$2,404	$14,627
Home improvement	40	1,508	1,594	507	119	295	4,063
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$139	$5,607	$6,643	$2,497	$1,105	$2,699	$18,690

Six Months Ended June 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$99	$7,862	$11,867	$5,487	$2,275	$5,138	$32,728
Home improvement	40	3,032	3,274	1,670	406	539	8,961
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$139	$10,894	$15,141	$7,157	$2,681	$5,677	$41,689

The following tables present the allowance for credit losses by type as of June 30, 2025 and December 31, 2024.

June 30, 2025 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$75,040	70%	5.05%
Home improvement	20,422	19	2.54
Commercial	11,096	10	9.14
Taxi medallion	338	1	21.62
Total (2)	$106,896	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of June 30, 2025, total allowance for credit losses as a percent of nonaccrual loans was 288.09%.

December 31, 2024 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$71,102	73%	5.00%
Home improvement	20,536	21	2.48
Commercial	5,190	5	4.66
Taxi medallion	540	1	28.29
Total (2)	$97,368	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of December 31, 2024, total allowance for credit losses as a percent of nonaccrual loans was 291.93%.

As of June 30, 2025, the total allowance for credit losses as a percent of loans increased 31 basis points from December 31, 2024.

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$7,265	0.3%	$10,018	0.4%
Home improvement	1,292	0.1	1,386	0.1
Commercial	20,402	0.8	16,337	0.7
Total loans 90 days or more past due	$28,959	1.2%	$27,741	1.1%
(1)
Percentages are calculated against the total loan portfolio.

As of June 30, 2025, taxi medallion loans in the process of foreclosure included 304 taxi medallions in the New York City market, 187 taxi medallions in the Chicago market, 24 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also present results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 66% of our interest income for each of the three and six months ended June 30, 2025 and 67% and 66% for the three and six months ended June 30, 2024.

We maintain relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to us. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 40% of recreation lending’s new loan originations for the six months ended June 30, 2025 and 41% for the six months ended June 30, 2024. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of tens of thousands of geographically distributed loans with an average loan size of approximately $21,000 as of June 30, 2025. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding as of June 30, 2025 was approximately 11 years.

The loans are secured primarily by RVs, boats, collector cars, and trailers, with RV loans making up 54% of the portfolio, boat loans making up 21%, and collector car loans making up 12% of the portfolio as of June 30, 2025, compared to 54%, 21%, and 11% as of June 30, 2024. Recreation loans are made to borrowers residing nationwide, with the highest concentrations as of June 30, 2025 in Texas and Florida at 16% and 10% of loans outstanding, consistent with concentrations as of June 30, 2024, and with no other states at or above 10%. As of June 30, 2025, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 685 (684 exclusive of loans held for sale) consistent with FICO scores as of June 30, 2024. The weighted average FICO scores at the time of origination for the loans funded in the six months ended June 30, 2025 and 2024 were 687 and 689.

As of June 30, 2025, the recreation loan portfolio was $1.5 billion, with the average interest rate increasing 32 basis points to 15.12% from a year ago. Additionally, the allowance for credit losses increased 15% from June 30, 2024, reflecting rising loss rates and various economic factors.

Seasonally, the second quarter typically has the greatest demand for our recreation loan products and results in higher originations. During the three and six months ended June 30, 2025, we originated $142.8 million and $229.6 million in recreation loans, compared to $209.6 million and $315.3 million for the three and six months ended June 30, 2024. The lower origination volumes reflect our focus on originating loans that we believe will perform better during economic downturns. The following table presents quarterly originations for 2025, 2024, and 2023.

(Dollars in thousands)	2025	2024	2023
First Quarter	$86,833	$105,765	$101,681
Second Quarter	142,789	209,563	190,007
Third Quarter	—	139,105	92,603
Fourth Quarter	—	72,201	62,748
Year Ended	$229,622	$526,634	$447,039

As of June 30, 2025, 37% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the six months ended June 30, 2025 and years ended December 31, 2024 and 2023.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
June 30, 2025	$229,622	$83,311	36%
December 31, 2024	526,634	185,334	35
December 31, 2023	447,039	152,045	34

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$51,101	$47,490	$101,567	$91,417
Total interest expense	12,854	10,960	24,895	20,605
Net interest income	38,247	36,530	76,672	70,812
Provision for credit losses	15,336	15,795	32,206	32,825
Net interest income after credit loss provision	22,911	20,735	44,466	37,987
Other income	1,366	306	1,766	556
Operating expenses:
Salaries	(3,008)	(3,213)	(6,650)	(6,364)
Loan servicing fees and collection costs	(3,785)	(3,134)	(6,789)	(6,084)
Other costs	(3,243)	(4,889)	(6,561)	(7,075)
Net income before taxes	14,241	9,805	26,232	19,020
Income tax provision	(4,292)	(3,094)	(8,269)	(6,368)
Net income after taxes	$9,949	$6,711	$17,963	$12,652
Balance Sheet Data
Total loans, gross (1)			$1,546,252	$1,497,428
Allowance for credit losses			75,040	65,140
Total loans, net			1,471,212	1,432,288
Total assets			1,493,721	1,451,947
Total segment borrowings			1,195,144	1,200,977
Selected Financial Ratios
Return on average assets	2.67%	1.95%	2.42%	1.87%
Return on average equity	15.59	13.05	14.25	12.31
Interest yield	13.39	13.30	13.34	13.20
Net interest margin, gross	10.02	10.23	10.07	10.23
Net interest margin, net of allowance	10.53	10.69	10.57	10.69
Reserve coverage (2)	5.05	4.35	5.05	4.35
Delinquency status (3)	0.49	0.41	0.49	0.41
Charge-off ratio (4)	3.25	2.99	3.94	3.64
(1)
Inclusive of both loans held for investment and loans held for sale.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
The charge-off ratio in the recreation lending segment was 3.11% and 3.71% for the three and six months ended June 30, 2025 when including loans held for sale.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in roofs, swimming pools, and windows at 30%, 30%, and 11% of total home improvement loans outstanding as of June 30, 2025, as compared to 40%, 21%, and 13% as of June 30, 2024, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas representing 13% and 12% of loans outstanding as of June 30, 2025, with each state representing 10% as of June 30, 2024 and no other states at or above 10%. As of June 30, 2025 and 2024, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding, measured at origination, were 769 and 764. The weighted average FICO scores at the time of origination for the loans funded in the six months ended June 30, 2025 and 2024 were 781 and 778.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 700 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 64% of home improvement lending’s new loan originations for the six months ended June 30, 2025. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $22,000 as of June 30, 2025. The loans are fixed rate with an average term at origination, for loans originated in the current year of approximately 15 years. The weighted average maturity of our loans outstanding as of June 30, 2025 was approximately 13 years.

As of June 30, 2025, the home improvement portfolio totaled $803.5 million, with allowance for credit losses increasing 11% from a year ago reflecting higher delinquency and potential losses. The average interest rate charged on our loans increased 16 basis points to 9.87% at June 30, 2025 from a year ago.

During the three and six months ended June 30, 2025, we originated $54.3 million and $103.1 million of home improvement loans, compared to $68.0 million and $119.6 million for the three and six months ended June 30, 2024. Origination volumes were somewhat lower reflecting our focus on originating loans that we believe will perform better during economic downturns. The following table presents quarterly originations for 2025, 2024, and 2023.

(Dollars in thousands)	2025	2024	2023
First Quarter	$48,796	$51,576	$94,981
Second Quarter	54,253	67,990	117,035
Third Quarter	—	96,545	79,333
Fourth Quarter	—	82,531	66,045
Year Ended	$103,049	$298,642	$357,394

As of June 30, 2025, less than 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the six months ended June 30, 2025 and years ended December 31, 2024 and 2023.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
June 30, 2025	$103,049	$65	*
December 31, 2024	298,642	586	*
December 31, 2023	357,394	3,094	*

(*) Less than 1%.

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$20,133	$17,651	$39,904	$35,098
Total interest expense	7,325	6,106	14,289	11,740
Net interest income	12,808	11,545	25,615	23,358
Provision for credit losses	3,934	3,279	6,779	4,177
Net interest income after credit loss provision	8,874	8,266	18,836	19,181
Other income	3	3	5	5
Operating expenses:
Salaries	(1,976)	(1,996)	(4,353)	(4,081)
Loan servicing fees and collection costs	(1,180)	(920)	(1,933)	(1,758)
Other costs	(1,554)	(2,541)	(3,408)	(3,732)
Net income before taxes	4,167	2,812	9,147	9,615
Income tax provision	(1,232)	(802)	(2,884)	(3,219)
Net income after taxes	$2,935	$2,010	$6,263	$6,396
Balance Sheet Data
Total loans, gross			$803,535	$773,184
Allowance for credit losses			20,422	18,388
Total loans, net			783,113	754,796
Total assets			787,432	758,840
Total segment borrowings			630,034	627,674
Selected Financial Ratios
Return on average assets	1.49%	1.08%	1.58%	1.72%
Return on average equity	8.68	7.00	9.31	11.04
Interest yield	9.99	9.32	9.88	9.29
Net interest margin, gross	6.35	6.10	6.34	6.18
Net interest margin, net of allowance	6.52	6.25	6.50	6.34
Reserve coverage (1)	2.54	2.38	2.54	2.38
Delinquency status (2)	0.16	0.17	0.16	0.17
Charge-off ratio (3)	1.87	1.49	1.71	1.80
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California having 29% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the three and six months ended June 30, 2025, net gains of $6.1 million and $15.5 million were recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, construction, and wholesale trade making up 57%, 18%, and 11%, of the loans outstanding as of June 30, 2025. During the six months ended June 30, 2025, we originated $19.1 million of new commercial loans.

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2025 and 2024. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$3,755	$3,538	$7,098	$7,183
Total interest expense	1,157	1,056	2,210	2,154
Net interest income	2,598	2,482	4,888	5,029
Provision for credit losses	2,912	478	6,026	694
Net interest (expense) income after credit loss provision	(314)	2,004	(1,138)	4,335
Other income:
Gains on equity investments, net	6,096	(512)	15,526	3,655
Other income	262	498	474	533
Operating expenses:
Salaries	(1,074)	(881)	(2,216)	(1,737)
Other costs	(335)	(556)	(666)	(685)
Net income before taxes	4,635	553	11,980	6,101
Income tax provision	(1,337)	(72)	(3,773)	(2,043)
Net income after taxes	$3,298	$481	$8,207	$4,058
Balance Sheet Data
Total loans, gross			$121,415	$110,197
Allowance for credit losses			11,096	4,861
Total loans, net			110,319	105,336
Total assets			111,961	105,548
Total segment borrowings			89,581	87,304
Selected Financial Ratios
Return on average assets	11.94%	1.86%	15.15%	7.68%
Return on average equity	69.66	12.09	88.99	49.32
Interest yield	12.68	13.08	12.38	12.97
Net interest margin, gross	8.78	9.18	8.53	9.08
Net interest margin, net of allowance	9.49	9.57	9.10	9.45
Reserve coverage (1)	9.14	4.41	9.14	4.41
Delinquency status (2)	16.78	7.52	16.78	7.52
Charge-off (recovery) ratio (3)	(0.03)	—	0.21	(0.04)
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

	As of June 30,
	2025		2024
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$35,777	29%	$32,981	30%
Illinois	9,028	7	8,468	8
Wisconsin	10,702	9	11,560	10
Minnesota	5,363	4	5,310	5
Texas	4,875	4	10,778	10
Other	55,670	47	41,100	37
Total	$121,415	100%	$110,197	100%

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three and six months ended June 30, 2025, we continued to utilize a taxi medallion value of $79,500 in the New York City and Newark markets despite fluctuating transfer prices that have exceeded that value, with all other markets being valued at $0 at the end of the quarter. We continued to not recognize interest income with all loans being placed on nonaccrual (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due.

During the three and six months ended June 30, 2025, we collected $2.3 million and $5.0 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $1.4 million and $3.0 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at the higher levels experienced in prior years.

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$72	$190	$152	$330
Total interest expense	38	25	50	53
Net interest income	34	165	102	277
Benefit for credit losses	(620)	(975)	(1,435)	(1,918)
Net interest income after credit loss benefit	654	1,140	1,537	2,195
Other income	748	334	1,592	973
Operating expenses:
Salaries	(583)	(740)	(1,233)	(1,439)
Loan servicing fees and collection costs	(102)	(257)	(251)	(406)
Other costs	(155)	(376)	(339)	(271)
Net income before taxes	562	101	1,306	1,052
Income tax provision	(168)	(14)	(415)	(352)
Net income after taxes	$394	$87	$891	$700
Balance Sheet Data
Total loans, gross			$1,564	$3,482
Allowance for credit losses			338	1,399
Total loans, net			1,226	2,083
Total assets			6,009	7,511
Total segment borrowings			4,808	6,213
Selected Financial Ratios
Return on average assets	26.30%	4.29%	29.00%	14.89%
Return on average equity	142.23	25.69	162.17	90.99
Interest yield	17.97	21.62	19.07	18.78
Net interest margin, gross	8.49	18.78	12.45	15.59
Net interest margin, net of allowance	10.95	31.77	16.44	26.61
Reserve coverage (1)	21.62	40.18	21.62	40.18
Delinquency status (2)	—	—	—	—
Charge-off (recovery) ratio (3)	(143.02)	(98.90)	(150.51)	(100.16)
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

This segment includes loans related to our strategic partnership program, which are issued by the Bank. The associated activities of the strategic partnership program are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnership loans were $12.3 million as of June 30, 2025 and $1.3 million as of June 30, 2024, with originations of $168.6 million and $304.9 million during the three and six months ended June 30, 2025 and $24.3 million and $40.0 million during the three and six months ended June 30, 2024.

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$2,381	$1,835	$4,146	$3,746
Total interest expense	2,698	2,689	6,641	5,437
Net interest expense	(317)	(854)	(2,495)	(1,691)
Strategic partnership fee income	787	480	1,472	806
Other income (loss)	(53)	(10)	(27)	(26)
Operating expenses:
Salaries	(3,507)	(2,605)	(5,689)	(5,271)
Loan servicing fees and collection costs	419	(40)	(29)	(40)
Other costs	(1,462)	2,153	(2,186)	723
Net loss before taxes	(4,133)	(876)	(8,954)	(5,499)
Income tax benefit	1,224	200	2,823	1,842
Net loss after taxes	$(2,909)	$(676)	$(6,131)	$(3,657)
Balance Sheet Data
Total loans			$12,285	$1,299
Total assets			480,871	437,030
Total segment borrowings			384,750	361,488

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on average assets	1.93%	1.30%	1.93%	1.55%
Return on average equity	11.13%	8.25%	11.63%	9.70%
Return on average stockholders' equity	11.49%	8.14%	12.21%	9.89%
Net interest margin, gross	8.09%	8.12%	8.01%	8.11%
Equity to assets (1)	18.49%	15.31%	18.49%	15.31%
Debt to equity (1) (2)	4.3x	5.4x	4.3x	5.4x
Net loans receivable to assets (3)	83%	83%	83%	83%
Net charge-offs	$15,032	$12,616	$34,048	$30,225
Net charge-offs as a % of average loans receivable (4)	2.44%	2.20%	2.77%	2.68%
Reserve coverage ratio (5)	4.43%	3.76%	4.43%	3.76%
(1)
Includes $142.7 million and $68.8 million related to non-controlling interests in consolidated subsidiaries as of June 30, 2025 and 2024.
(2)
Excludes deferred financing costs of $8.5 million as of both June 30, 2025 and 2024.
(3)
Includes both loans held for investment and loans held for sale.
(4)
Net charge-offs as a percent of annual average gross loans.
(5)
Allowance for credit losses as a percent of loans held for investment. Loans held for sale are carried at the lesser of amortized cost or fair value, do not have an allowance for credit losses, and are excluded from this calculation.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

Net income attributable to shareholders was $11.1 million and $23.1 million, or $0.46 and $0.96 per diluted share, for the three and six months ended June 30, 2025, compared to $7.1 million and $17.1 million, or $0.30 and $0.73 per diluted share, for the three and six months ended June 30, 2024.

Total interest income was $77.4 million and $152.9 million for the three and six months ended June 30, 2025, compared to $70.7 million and $137.8 million for the three and six months ended June 30, 2024. The increase in interest income reflects the continued growth in our recreation and home improvement lending segments and increased weighted average interest rates charged on those loans. The yield on interest earning assets was 11.75% and 11.70% for the three and six months ended June 30, 2025, compared to 11.52% and 11.42% for the three and six months ended June 30, 2024. The increase reflects higher interest rates on new originations in our recreation and home improvement lending segments, with the yield anticipated to continue to increase as older loans with lower rates amortize and newer originations at the higher current rates continue to become a larger portion of our portfolio. We expect this increased yield to be partially offset by lower originations due to the economic environment and our risk mitigation strategy, as further described below.

Loans, inclusive of both loans held for investment and those held for sale, were $2.5 billion as of June 30, 2025, comprised of recreation ($1.5 billion), home improvement ($803.5 million), commercial ($121.4 million), strategic partnership ($12.3 million), and taxi medallion ($1.6 million) loans. We had an allowance for credit losses as of June 30, 2025 of $106.9 million, which was attributable to recreation (70%), home improvement (19%), commercial (10%), and taxi medallion (1%) loans.

Loans decreased $1.4 million, or less than 1% for the quarter and decreased $6.0 million, or less than 1%, from December 31, 2024. Originations for the three and six months ended June 30, 2025 were $375.1 million and $656.7 million compared to $309.1 and $482.2 million for the three and six months ended June 30, 2024. Originations for the three and six months ended June 30, 2025 included $168.6 million and $304.9 million of strategic partnership program loans. Comparatively, originations for the three and six months ended June 30, 2024 included $24.3 million and $40.0 million in strategic partnership loans. Originations decreased in both of our consumer segments as we continue to focus on originating loans that we believe will perform better during economic downturns, as well as adjusting origination volumes to align with our capital requirements.

The provision for credit losses were $21.6 million and $43.6 million for the three and six months ended June 30, 2025, compared to $18.6 million and $35.8 million for the three and six months ended June 30, 2024 and included net loan recoveries in the taxi medallion lending segment of $0.6 million and $1.4 million in the three and six months ended June 30, 2025, as compared to $0.9 million and $1.8 million for the 2024 periods. Credit loss provisions were $15.3 million for recreation loans, $3.9 million for home improvement loans and $2.9 million for commercial loans during the quarter and were $32.2 million, $6.8 million and $6.0 million for the year to date period. Gross charge-offs for the quarter were $16.3 million and $5.0 million in the recreation and home improvement segments and were $36.5 million and $9.2 million for the year to date period. Charge-offs in both the recreation and home improvement lending segments correlate with delinquency status, which has improved from December 31, 2024, consistent with seasonal trends. Compared to a year ago, home improvement loan delinquencies improved, with total delinquencies decreasing from 0.89% to 0.86%, while recreation loans continue to be somewhat elevated, with total delinquencies being 4.39% compared to 3.75% a year ago. For both of these segments, delinquencies is one of the factors which drives our allowance for credit loss, which was 5.05% and 2.54% at June 30, 2025 for recreation and home improvement loans, as compared to 4.35% and 2.38% at June 30, 2024. Additionally, during the three and six months ended June 30, 2025 we recognized provisions of $2.9 million and $6.0 million related to specific commercial loans. Provisions and the correlated allowance for credit losses of commercial loans are assessed on specific indicators, such as, the underlying borrower not performing as expected and consideration for the current economic environment and economic policies which impact, or are likely to impact, the borrower's underlying business operations.

Interest expense was $24.1 million and $48.1 million for the three and six months ended June 30, 2025, compared to $20.8 million and $40.0 million for the three and six months ended June 30, 2024, reflecting both higher average borrowings and higher average borrowing costs during the three and six months ended June 30, 2025, with borrowing costs expected to further increase in the current interest rate environment. The average cost of borrowed funds was 4.20% and 4.19% for the three and six months ended June 30, 2025, compared to 3.82% and 3.75% for the three and six months ended June 30, 2024. The increases of 38 and 44 basis points over the prior year periods are largely attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing vintages with lower rates. As we replace upcoming deposit maturities with new issues, we expect our cost of funds to further increase. During the three months ended June 30, 2025, we issued certificates of deposit at rates up to 4.23% and 4.28% for three and five year certificates of deposits, with the most recent issuances during the quarters being at rates of those levels. In addition, we expect our interest expense related to SBA borrowings to increase as newly issued SBA debentures carry a higher rate compared to some of our previously issued debentures. Average debt outstanding was $2.3 billion for both the three and six months ended June 30, 2025, up from $2.2 billion and $2.1 billion for the three and six months ended June 30, 2024, as we have increased our borrowings, particularly certificates of deposit to fund our loan growth. See page 41 for tables that present average balances and cost of funds for our funding sources.

Net interest income was $53.4 million and $104.8 million for the three and six months ended June 30, 2025, compared to $49.9 million and $97.8 million for the three and six months ended June 30, 2024. The net interest margin before the impact of the allowance for credit losses was 8.09% and 8.01% for the three and six months ended June 30, 2025, compared to 8.12% and 8.11% for the three and six months ended June 30, 2024, reflecting the above, particularly the rising cost of borrowings experienced over the prior year quarter, offset to an extent by higher yields on loans and investments compared to the prior year quarter. With the rates we charge on outstanding loans being fixed, and our cost of funds increasing, our net interest margin has tightened over the prior periods as we can only increase our yield through higher rates charged on new originations. We expect this trend of tightening margins to continue to some degree as our cost of funds, particularly on deposits, continues to increase, with the current average rate on deposits of 3.81% being lower than new issuance costs.

Net other income, which is comprised primarily of gains on equity investments, gains related to and in connection with the disposition of taxi medallion assets, and fees associated with our strategic partnership program, as well as prepayment fees, servicing fee income, and late charges was $9.2 million and $20.8 million for the three and six months ended June 30, 2025, compared to $1.1 million and $6.5 million for the three and six months ended June 30, 2024. Net equity gains were $6.1 million and $15.5 million for the three and six months ended June 30, 2025 compared to a net loss of $0.5 million and net gains of $3.7 million for the three and six months ended June 30, 2024. Additionally, net other income includes a $1.3 million gain in the 2025 quarter and year to date period related to a sale of recreation loans as well as $1.0 million and $1.7 million of strategic partnership fees earned and $0.7 million and $1.6 million of gains on the disposition of taxi medallion assets.

Operating expenses were $21.5 million and $42.3 million for the three and six months ended June 30, 2025, compared to $20.0 million and $38.2 million for the three and six months ended June 30, 2024. Salaries and benefits were $10.1 million and $20.1 million for the three and six months ended June 30, 2025, compared to $9.4 million and $18.9 million for the three and six months ended June 30, 2024, primarily reflecting a greater head count at our operating subsidiaries, Medallion Bank and Medallion Capital, and higher incentive compensation at certain segments due to higher performance. Additionally, other expenses were higher, particularly depreciation and technology-related expenses associated with our loan servicing platform.

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

The following table presents our interest rate sensitivity gap at June 30, 2025. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

June 30, 2025 Cumulative Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$32,083	$31,066	$61,037	$75,964	$73,986	$75,406	$2,087,467	$2,437,009
Adjustable rate	421	—	19	—	—	—	—	440
Investment securities and equity investments	2,849	1,742	2,193	6,174	6,248	4,754	45,666	69,626
Cash and cash equivalents	151,994	—	—	—	—	—	—	151,994
Total earning assets	$187,347	$32,808	$63,249	$82,138	$80,234	$80,160	$2,133,133	$2,659,069
Interest bearing liabilities
Deposits	$664,028	$543,454	$385,662	$199,629	$216,994	$—	$—	$2,009,767
Privately placed notes	31,250	—	53,750	39,000	—	—	22,500	146,500
SBA debentures and borrowings	15,500	4,500	—	2,500	—	3,000	45,000	70,500
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	40,000	—	—	—	—	—	—	40,000
Total liabilities	$750,778	$547,954	$439,412	$241,129	$216,994	$3,000	$100,500	$2,299,767
Interest rate gap	$(563,431)	$(1,078,577)	$(1,454,740)	$(1,613,731)	$(1,750,491)	$(1,673,331)	$359,302	$—
Cumulative interest rate gap	$(563,431)	$(1,078,577)	$(1,454,740)	$(1,613,731)	$(1,750,491)	$(1,673,331)	$359,302	$—
December 31, 2024 (2)	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$—
December 31, 2023 (2)	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (21%) as of June 30, 2025, and was (18%) as of December 31, 2024.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.7 billion and interest rate sensitive liabilities were $2.3 billion at June 30, 2025. The one-year cumulative interest rate gap was a negative $563.4 million, or 21% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

Our trust preferred securities bare a variable rate of interest of the 90-day Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points. As of June 30, 2025 these borrowings had a cost of 6.70%, a reduction of 103 basis points from a year ago.

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

In May 2025, the Bank closed an initial public offering of 3,100,000 shares of its Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series G, with a $77.5 million aggregate liquidation amount, or $25 per share, yielding net proceeds of $73.1 million. Dividends are payable quarterly from the date of issuance to, but excluding July 1, 2030, at a fixed rate equal to 9.00% per annum, and from and including July 1, 2030, during each reset period at a rate equal to the five-year U.S. Treasury rate plus a spread of 4.94% per annum.

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

On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing with a ten-year term. Medallion Capital can draw funds under the commitment, in whole or in part, until September 30, 2028. In connection with the commitment, Medallion Capital paid the SBA a leverage fee of $0.2 million, with the remaining $0.4 million of the fee to be paid pro rata as Medallion Capital draws under the commitment. As of June 30, 2025, $10.3 million was drawable.

In September 2023, we completed a private placement to certain institutional investors of $39.0 million aggregate principal amount of 9.25% unsecured senior notes due September 2028, with interest payable semiannually.

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of June 30, 2025, the Bank had $4.6 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of June 30, 2025, the Bank had $200.6 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 44% of book value, for a total of approximately $88.7 million in secured borrowing capacity, of which $40.0 million was utilized as of June 30, 2025.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of June 30, 2025, there were no outstanding amounts with respect to these arrangements.

The net proceeds from the various private placements were used for general corporate purposes, including repayment of outstanding debt, including some borrowings at a discount, and to repurchase, repay, and cancel $36.0 million of our 8.25% notes, which matured in March 2024.

Subject to market conditions, the Bank may seek to issue one or more additional series of preferred stock in order to increase capital levels, grow the consumer loan portfolios or, depending on the size and other terms of any such issuance and subject to receipt of any required regulatory approvals, redeem some or all of its outstanding preferred stock. Any determination to seek to redeem some or all of the Bank’s outstanding preferred stock would be based on its actual and anticipated capital levels and capital deployment opportunities. There can be no assurance that the Bank will issue additional series of preferred stock or, if it does, that it will apply the proceeds to redeem any series of preferred stock. On July 1, 2025 the Bank redeemed its Series F Preferred Stock, in its entirety, for an aggregate amount of $46.0 million which resulted in an approximate $3.5 million charge to earnings attributable to common shareholders upon the redemption.

The table below presents the components of our debt as of June 30, 2025, exclusive of deferred financing costs of $8.5 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage (1)	Rate (2)
Deposits (3)	$2,009,767	87%	3.81%
Privately placed notes	146,500	6	8.12
SBA debentures and borrowings	70,500	3	3.81
Trust preferred securities	33,000	1	6.70
Federal reserve and other borrowings	40,000	2	4.50
Total outstanding debt	$2,299,767	100%	4.14%
(1)
Percentages may not foot due to rounding.
(2)
Weighted average contractual rate as of June 30, 2025.
(3)
Balance excludes $4.6 million of strategic partner reserve deposits as of June 30, 2025.

Our contractual obligations expire on or mature at various dates through September 2037. The following table presents our contractual obligations at June 30, 2025.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$664,028	$543,454	$385,662	$199,629	$216,994	$—	$2,009,767
Privately placed notes	31,250	—	53,750	39,000	—	22,500	146,500
SBA debentures and borrowings	15,500	4,500	—	2,500	—	48,000	70,500
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	40,000	—	—	—	—	—	40,000
Total outstanding borrowings	750,778	547,954	439,412	241,129	216,994	103,500	2,299,767
Operating lease obligations	2,556	2,275	638	582	598	247	6,896
Total contractual obligations	$753,334	$550,229	$440,050	$241,711	$217,592	$103,747	$2,306,663
(1)
Total debt is exclusive of deferred financing costs of $8.5 million as of June 30, 2025.
(2)
Balance excludes $4.6 million of strategic partner reserve deposits as of June 30, 2025.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of June 30, 2025 by $1.7 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $1.8 million at June 30, 2025. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at June 30, 2025. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Funding LLC	Medallion Capital, Inc.		Freshstart Venture Capital Corp.	Medallion Bank		June 30, 2025	December 31, 2024
Cash, cash equivalents and federal funds sold	$14,090	$298	$16,792	(1)	$3,574	$117,240		$151,994	$169,572
Trust preferred securities	33,000							33,000	33,000
Average interest rate	6.70%							6.70%	6.83%
Maturity	9/37							9/37	9/37
Privately placed notes	146,500							146,500	146,500
Average interest rate	8.12%							8.12%	8.12%
Maturity	2/26 - 8/39							2/26 - 8/39	2/26 - 8/39
SBA debentures & borrowings
Amounts available			—					—	28,750
Amounts outstanding			70,500					70,500	70,250
Average interest rate			3.81%					3.81%	3.53%
Maturity			9/25 - 9/35					9/25 - 9/35	3/25- 3/34
Brokered certificates of deposit						2,014,317	(2)	2,014,317	2,094,663
Average interest rate						3.81%		3.81%	3.71%
Maturity						7/25 - 6/30		7/25 - 6/30	1/25 - 12/29
Federal reserve and other borrowings						40,000		40,000	35,000
Average interest rate						4.50%		4.50%	4.50%
Maturity						N/A		N/A	N/A
Total cash	$14,090	$298	$16,792		$3,574	$117,240		$151,994	$169,572
Total debt outstanding	$179,500	$—	$70,500		$—	$2,054,317		$2,304,317	$2,379,413
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $4.6 million related to the strategic partnership program and $11.7 million related to listing services.

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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend at $0.08 per share. The Company’s board of directors authorized and increased the quarterly dividend to $0.10 per share on October 24, 2023, and authorized and increased the quarterly dividend to $0.11 per share on October 25, 2024, and further authorized and increased the quarterly dividend to $0.12 per share on April 25, 2025, beginning with the dividend paid on May 30, 2025 to holders of record as of May 15, 2025. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the three months ended June 30, 2025, the Company repurchased 48,166 shares of its common stock at an aggregate cost of $0.5 million. Accordingly, as of June 30, 2025, up to $14,406,534 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the quarter ended June 30, 2025, the Company repurchased 48,166 shares of its common stock at an aggregate cost of $0.5 million. Accordingly, as of June 30, 2025, up to $14,406,534 of shares remained authorized for repurchase under our stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount Paid	Maximum Approximate Dollar Value of Shares that May Yet to Be Purchased under the Plans or Programs
April 1 - April 30	—	$—	—	$—	$14,861,069
May 1 - May 31	400	9.04	400	3,614	14,857,455
June 1 - June 30	47,766	9.44	47,766	450,920	14,406,534
Total	48,166	$9.44	48,166	$454,534	$14,406,534

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

10.1

Amendment No. 3 to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2025 Annual Meeting of Shareholders filed on April 30, 2025 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	August 5, 2025

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.