Form 10-Q
period 2025-09-30
MEDALLION FINANCIAL CORP
filed 2025-11-04
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 3, 2025, was 23,279,435.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is growing our consumer finance and commercial lending businesses. Our total assets were $2.90 billion and $2.87 billion as of September 30, 2025 and December 31, 2024.

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

Our consolidated balance sheets as of September 30, 2025, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three and nine months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2025 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$72,461	$98,238
Federal funds sold	78,517	71,334
Investment securities	61,081	54,805
Equity investments	9,305	9,198
Loans held for sale, at lower of amortized cost or fair value	72,918	128,226
Loans	2,486,163	2,362,796
Allowance for credit losses	(111,053)	(97,368)
Net loans receivable	2,375,110	2,265,428
Goodwill	150,803	150,803
Intangible assets, net	18,063	19,146
Property, equipment, and right-of-use lease asset, net	10,839	13,756
Accrued interest receivable	16,973	15,314
Loan collateral in process of foreclosure	8,235	9,932
Income tax receivable	—	2,131
Other assets	26,082	30,295
Total assets	$2,900,387	$2,868,606
Liabilities
Deposits (1)	$2,055,802	$2,090,071
Long-term debt (2)	215,698	232,159
Short-term debt	80,250	49,000
Deferred tax liabilities, net (3)	19,019	20,995
Operating lease liabilities	3,459	5,128
Accrued interest payable	5,290	8,231
Income tax payable	2,875	—
Accounts payable and accrued expenses (4)	21,117	24,064
Total liabilities	2,403,510	2,429,648
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,560,344 shares at September 30, 2025 and 29,308,182 shares at December 31, 2024 issued)	296	293
Additional paid in capital	297,730	293,412
Treasury stock (6,280,909 shares at September 30, 2025 and 6,172,558 shares at December 31, 2024)	(51,130)	(50,144)
Accumulated other comprehensive loss	(2,416)	(3,647)
Retained earnings	152,968	130,256
Total stockholders’ equity	397,448	370,170
Non-controlling interest in consolidated subsidiaries	99,429	68,788
Total equity	496,877	438,958
Total liabilities and equity	$2,900,387	$2,868,606
Number of common shares outstanding	23,279,435	23,135,624
Book value per common share	$17.07	$16.00
(1)
Includes $5.5 million and $4.6 million of deferred financing costs as of September 30, 2025 and December 31, 2024. Refer to Note 5 for more details.
(2)
Includes $3.6 million of deferred financing costs as of both September 30, 2025 and December 31, 2024. Refer to Note 5 for more details.
(3)
Includes $42.5 million and $42.8 million of deferred tax liabilities related to goodwill and intangible assets as of September 30, 2025 and December 31, 2024. Refer to Note 7 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.3 million as of both September 30, 2025 and December 31, 2024. Refer to Note 6 for more details.
(5)
Refer to Note 10 for more details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Interest and fees on loans	$78,934	$74,538	$228,198	$208,620
Non-loan interest and dividend income	1,837	1,871	5,439	5,563
Total interest income	80,771	76,409	233,637	214,183
Interest on deposits	20,502	19,191	59,725	50,466
Interest on long-term debt	3,870	4,356	11,294	12,793
Interest on short-term borrowings	713	125	2,151	402
Total interest expense	25,085	23,672	73,170	63,661
Net interest income	55,686	52,737	160,467	150,522
Provision for credit losses	18,556	20,151	62,132	55,929
Net interest income after provision for credit losses	37,130	32,586	98,335	94,593
Other income
Gain (loss) on equity investments, net	257	(519)	15,783	3,136
Gain on taxi medallion assets, net	1,767	340	3,359	1,170
Strategic partnership fees	990	400	2,461	1,206
Gain on sale of recreation loans held for sale	—	—	1,304	—
Other income	34	366	951	1,577
Total other income, net	3,048	587	23,858	7,089
Other expenses
Salaries and employee benefits	10,145	9,456	30,286	28,347
Loan servicing fees	2,852	2,790	8,568	7,951
Collection costs	1,660	1,673	4,947	4,799
Professional fee costs, net	1,073	818	4,010	3,434
Regulatory fees	680	961	2,610	2,826
Rent expense	680	664	2,036	2,019
Amortization of intangible assets	361	361	1,084	1,084
Other expenses	3,251	2,272	9,465	6,755
Total other expenses	20,702	18,995	63,006	57,215
Income before income taxes	19,476	14,178	59,187	44,467
Income tax provision	5,862	4,055	18,380	14,196
Net income after taxes	13,614	10,123	40,807	30,271
Less: income attributable to the non-controlling interest	2,336	1,512	6,446	4,535
Less: redemption of non-controlling interest	3,515	—	3,515	—
Net income attributable to Medallion Financial Corp. Stockholders	$7,763	$8,611	$30,846	$25,736
Basic earnings per share	$0.34	$0.38	$1.36	$1.14
Diluted earnings per share	$0.32	$0.37	$1.28	$1.09
Weighted average common shares outstanding
Basic	22,854,836	22,490,792	22,737,572	22,576,446
Diluted	24,437,133	23,447,929	24,131,840	23,555,065

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income after taxes	$13,614	$10,123	$40,807	$30,271
Other comprehensive income, net of tax	682	1,497	1,231	1,449
Total comprehensive income	14,296	11,620	42,038	31,720
Less: income attributable to the non-controlling interest	2,336	1,512	6,446	4,535
Less: redemption of non-controlling interest	3,515	—	3,515	—
Total comprehensive income attributable to Medallion Financial Corp.	$8,445	$10,108	$32,077	$27,185

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	29,308,182	$293	$293,412	(6,172,558)	$(50,144)	$130,256	$(3,647)	$370,170	$68,788	$438,958
Net income	—	—	—	—	—	12,014	—	12,014	1,512	13,526
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,686	—	—	—	—	1,688	—	1,688
Exercise of stock options	265	—	1	—	—	—	—	1	—	1
Issuance of restricted stock, net	307,059	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(144,360)	—	(1,202)	—	—	—	—	(1,202)	—	(1,202)
Forfeiture of restricted stock, net	(3,373)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(60,185)	(531)	—	—	(531)	—	(531)
Dividends paid on common stock	—	—	—	—	—	(2,554)	—	(2,554)	—	(2,554)
Other comprehensive income, net of tax	—	—	—	—	—	—	638	638	—	638
Balance at March 31, 2025	29,467,773	$295	$293,897	(6,232,743)	$(50,675)	$139,716	$(3,009)	$380,224	$68,788	$449,012
Net income	—	—	—	—	—	11,069	—	11,069	2,598	13,667
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,843)	(1,843)
Non-controlling interest equity raised by Medallion Bank	—	—	—	—	—	—	—	—	73,126	73,126
Stock-based compensation expense	—	—	1,681	—	—	—	—	1,681	—	1,681
Exercise of stock options	41,061	—	256	—	—	—	—	256	—	256
Forfeiture of restricted stock, net	(476)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	19,144	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(48,166)	(455)	—	—	(455)	—	(455)
Dividends paid on common stock	—	—	—	—	—	(2,790)	—	(2,790)	—	(2,790)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(89)	(89)	—	(89)
Balance at June 30, 2025	29,527,502	$295	$295,834	(6,280,909)	$(51,130)	$147,995	$(3,098)	$389,896	$142,669	$532,565
Net income	—	—	—	—	—	11,278	—	11,278	2,336	13,614
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(3,091)	(3,091)
Non-controlling interest redemption at Medallion Bank	—	—	—	—	—	(3,515)	—	(3,515)	(42,485)	(46,000)
Stock-based compensation expense	—	—	1,687	—	—	—	—	1,687	—	1,687
Exercise of stock options	32,842	1	209	—	—	—	—	210	—	210
Dividends paid on common stock	—	—	—	—	—	(2,790)	—	(2,790)	—	(2,790)
Other comprehensive income, net of tax	—	—	—	—	—	—	682	682	—	682
Balance at September 30, 2025	29,560,344	$296	$297,730	(6,280,909)	$(51,130)	$152,968	$(2,416)	$397,448	$99,429	$496,877

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2023	29,051,800	$291	$288,046	(5,602,154)	$(45,538)	$103,883	$(3,696)	$342,986	$68,788	$411,774
Net income	—	—	—	—	—	10,024	—	10,024	1,512	11,536
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,495	—	—	—	—	1,496	—	1,496
Issuance of restricted stock, net	296,178	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(116,275)	—	(944)	—	—	—	—	(944)	—	(944)
Forfeiture of restricted stock, net	(1,208)	—	—	—	—	—	—	—	—	—
Exercise of stock options	13,383	—	88	—	—	—	—	88	—	88
Purchase of common stock	—	—	—	(264,160)	(2,126)	—	—	(2,126)	—	(2,126)
Dividends paid on common stock	—	—	—	—	—	(2,338)	—	(2,338)	—	(2,338)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(150)	(150)	—	(150)
Balance at March 31, 2024	29,243,878	$292	$288,685	(5,866,314)	$(47,664)	$111,569	$(3,846)	$349,036	$68,788	$417,824
Net income	—	—	—	—	—	7,101	—	7,101	1,512	8,613
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	1	1,595	—	—	—	—	1,596	—	1,596
Exercise of stock options	2,867	—	18	—	—	—	—	18	—	18
Forfeiture of restricted stock, net	(1,696)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	17,155	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(183,900)	(1,515)	—	—	(1,515)	—	(1,515)
Dividends paid on common stock	—	—	—	—	—	(2,337)	—	(2,337)	—	(2,337)
Other comprehensive income, net of tax	—	—	—	—	—	—	102	102	—	102
Balance at June 30, 2024	29,262,204	$293	$290,298	(6,050,214)	$(49,179)	$116,333	$(3,744)	$354,001	$68,788	$422,789
Net income	—	—	—	—	—	8,611	—	8,611	1,512	10,123
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	—	1,509	—	—	—	—	1,509	—	1,509
Exercise of stock options	5,852	—	38	—	—	—	—	38	—	38
Forfeiture of restricted stock, net	(11,221)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(122,344)	(965)	—	—	(965)	—	(965)
Dividends paid on common stock	—	—	—	—	—	(2,303)	—	(2,303)	—	(2,303)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,497	1,497	—	1,497
Balance at September 30, 2024	29,256,835	$293	$291,845	(6,172,558)	$(50,144)	$122,641	$(2,247)	$362,388	$68,788	$431,176

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$40,807	$30,271
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	62,132	55,929
Proceeds from sales of strategic partnership loans held for sale	505,338	77,312
Origination of strategic partnership loans held for sale	(513,229)	(79,952)
Paid-in-kind interest income	(802)	(1,910)
Depreciation and amortization	6,265	4,365
Amortization of loan origination costs and fees, net	7,640	6,628
Increase in deferred and other tax liabilities, net	3,030	294
Net change in value of loan collateral in process of foreclosure	—	(98)
Net gains on investments	(15,783)	(3,136)
Stock-based compensation expense	5,056	4,601
Increase in accrued interest receivable	(1,659)	(570)
Increase (decrease) in other assets	1,146	(3,431)
Decrease in accounts payable and accrued expenses	(4,485)	(5,861)
(Decrease) increase in accrued interest payable	(2,941)	66
Net cash provided by operating activities	92,515	84,508
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(583,301)	(691,549)
Proceeds from principal receipts, sales, and maturities of loans	459,494	369,553
Purchases of investments	(14,758)	(6,191)
Proceeds from principal receipts, sales, and maturities of investments	25,363	9,810
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	10,051	9,931
Net cash used for investing activities	(103,151)	(308,446)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	1,368,824	1,027,961
Repayments of time deposits and funds borrowed	(1,387,476)	(749,047)
Non-controlling interest equity raised by Medallion Bank	73,126	—
Non-controlling interest redemption at Medallion Bank	(46,000)	—
Cash dividends paid on common stock	(8,265)	(6,951)
Distributions to non-controlling interests	(6,446)	(4,535)
Payment of withholding taxes on net settlement of vested stock	(1,202)	(944)
Treasury stock repurchased	(986)	(4,606)
Proceeds from the exercise of stock options	467	144
Net cash (used in) provided by financing activities	(7,958)	262,022
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,594)	38,084
Cash and cash equivalents, beginning of period (1)	169,572	149,845
Cash and cash equivalents, end of period (1)	$150,978	$187,929
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$72,826	$60,631
Cash paid during the period for income taxes	15,616	14,227
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$22,324	$17,703
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles, or RVs, boats, collector cars, and other consumer recreational equipment and to finance home improvements such as swimming pools, roofs, and windows. Prior to 2015, the Bank originated commercial loans to finance the purchase of taxi medallions, all of which are serviced by the Company. The loans are financed primarily with time certificates of deposit which are originated nationally through a variety of brokered deposit relationships.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or Freshstart, which historically originated and serviced taxi medallion and commercial loans. Medallion Capital and MFC, as SBICs, are regulated by the Small Business Administration, or SBA. Medallion Capital is financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.0 million at September 30, 2025, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $9.3 million and $9.2 million as of September 30, 2025 and December 31, 2024, which were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. As of September 30, 2025, cumulative impairment of $6.3 million had been recorded with respect to these investments. The Company recognized $0.3 million and $15.8 million of net gains on equity investments during the three and nine months ended September 30, 2025 and $0.5 million of net losses and $3.2 million of net gains on equity investments during the three and nine months ended September 30, 2024.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of September 30, 2025 and December 31, 2024, the fair value of these securities were $1.8 million and $1.7 million and are included in other assets on the consolidated balance sheets. For the three and nine months ended September 30, 2025 and 2024, the Company realized less than $0.1 million of gains related to equity securities.

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

Changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management confirms the uncollectibility of an available-for-sale debt security or when either of the criteria regarding intent or requirement to sell is met. There were no investment securities allowance for credit losses as of September 30, 2025 and December 31, 2024.

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

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of September 30, 2025 and December 31, 2024, net loan origination costs were $51.5 million and $46.6 million. Net amortization was $2.7 million and $7.6 million for the three and nine months ended September 30, 2025 and was $2.3 million and $6.6 million for the three and nine months ended September 30, 2024.

Interest income is recorded on the accrual basis. The consumer loan portfolio is typified by a larger number of smaller dollar loans that have similar characteristics. A loan is nonperforming when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be nonperforming. Loans are considered past due when a borrower fails to make a full payment by the payment due date or maturity date. Consumer loans are placed on nonaccrual when they become 90 days past due, and are charged off in their entirety when deemed uncollectible, if they enter bankruptcy, or when they become 120 days past due, whichever occurs first, at which time appropriate recovery efforts against both the borrower and the underlying collateral are initiated. For the Recreation loan portfolio, the process to repossess the collateral is generally started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged off accounts are recorded as recoveries. Commercial loans and taxi medallion loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal.

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

Loans Held for Sale

Loans held for sale consist of recreation loans and strategic partnership loans intended to be sold in the secondary market. Loans held for sale are recorded at the lower of amortized cost or fair value. Changes in fair value are recognized in non-interest income. For loans transferred into the held for sale classification from the held for investment classification, any allowance for credit losses previously recorded is reversed at the transfer date, and the loans are transferred at their amortized cost basis (which is reduced by any previous charge-offs, but excludes any allowance for credit losses). As of September 30, 2025 and December 31, 2024, the Company did not recognize any fair value adjustments related to loans held for sale. Changes in fair value are recognized in non-interest income.

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

As of September 30, 2025 and December 31, 2024, the Company had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of September 30, 2025 and December 31, 2024, the Company had intangible assets of $18.1 million and $19.1 million. The Company recognized $0.4 million and $1.1 million of amortization expense on the intangible assets for the three and nine months ended September 30, 2025 and 2024.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at December 31, 2024. The third-party expert’s assessment determined that it was more likely than not that the fair value of both the recreation lending and home improvement lending segments individually were not less than the carrying value of each of these segments. Based upon inputs and analysis deemed appropriate by the third-party expert, the third-party expert concluded that a fair value premium existed in excess of carrying value with respect to the recreation and home improvement lending segments. During the three and nine months ended September 30, 2025 the Company did not identify any triggering events that would require re-evaluation of goodwill impairment in either segment.

The table below presents the intangible assets as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Brand-related intellectual property	$13,750	$14,575
Home improvement contractor relationships	4,313	4,571
Total intangible assets	$18,063	$19,146

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2025 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowings, and are amortized on a straight-line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as interest expense in the consolidated statements of operations, was $1.1 million and $3.3 million for the three and nine months ended September 30, 2025 and was $1.2 million and $3.0 million for the three and nine months ended September 30, 2024. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts are amortized against income over an appropriate period, or written off. The amount on the Company’s consolidated balance sheets related to deposits and borrowing facilities were $9.0 million and $8.2 million as of September 30, 2025 and December 31, 2024, and there were no capitalized transaction costs as of September 30, 2025 and December 31, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Net income attributable to common stockholders	$7,763	$8,611	$30,846	$25,736
Weighted average common shares outstanding applicable to basic EPS	22,854,836	22,490,792	22,737,572	22,576,446
Effect of restricted stock grants	435,236	440,704	457,726	485,179
Effect of dilutive stock options	300,108	166,268	259,217	194,800
Effect of performance stock unit grants	846,953	350,165	677,325	298,640
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,437,133	23,447,929	24,131,840	23,555,065
Basic earnings per share	$0.34	$0.38	$1.36	$1.14
Diluted earnings per share	0.32	0.37	1.28	1.09

Potentially dilutive common shares excluded from the above calculations aggregated to no shares as of September 30, 2025 and 9,000 shares as of September 30, 2024.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (presented in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of September 30, 2025 and December 31, 2024, the Bank’s Tier 1 leverage ratio was considered well-capitalized. The Bank had excess Tier 1 leverage capital of $63.5 million over the 15% minimum required, which was $380.9 million based on our total assets as of September 30, 2025. On July 1, 2025, the Bank redeemed its Series F Preferred Stock, in its entirety, at an aggregate redemption price of $46.0 million. This redemption reduced Tier 1 leverage capital and the correlated excess Tier 1 leverage capital above the 15% minimum interest required. The Bank’s actual capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2025	December 31, 2024
Common equity tier 1 capital			$344,972	$322,229
Tier 1 capital			444,401	391,016
Total capital			476,139	422,139
Average assets			2,539,064	2,493,857
Risk-weighted assets			2,471,481	2,429,349
Leverage ratio (1)	4.0%	5.0%	17.5%	15.7%
Common equity tier 1 capital ratio (2)	7.0	6.5	14.0	13.3
Tier 1 capital ratio (3)	8.5	8.0	18.0	16.1
Total capital ratio (3)	10.5	10.0	19.3	17.4
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the above table, the minimum risk-based ratios as of September 30, 2025 and December 31, 2024 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both September 30, 2025 and December 31, 2024.

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of September 30, 2025 and December 31, 2024:

September 30, 2025 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$46,336	$137	$(3,468)	$43,005
State and municipalities	19,117	65	(1,240)	17,942
Agency bonds	141	—	(7)	134
Total	$65,594	$202	$(4,715)	$61,081

December 31, 2024 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$41,475	$28	$(4,802)	$36,701
State and municipalities	17,373	81	(1,516)	15,938
Agency bonds	2,179	2	(15)	2,166
Total	$61,027	$111	$(6,333)	$54,805

The amortized cost and estimated fair market value of investment securities at September 30, 2025 by contractual maturity are presented below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2025 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,441	$2,409
Due after one year through five years	8,800	8,518
Due after five years through ten years	9,483	9,144
Due after ten years	44,870	41,010
Total	$65,594	$61,081

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
September 30, 2025 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(24)	$3,424	$(3,444)	$26,954
State and municipalities	(19)	959	(1,221)	13,889
Agency bonds	—	—	(7)	134
Total	$(43)	$4,383	$(4,672)	$40,977

	Less than Twelve Months		Twelve Months and Over
December 31, 2024 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$(106)	$5,423	$(4,696)	$29,619
State and municipalities	(269)	4,884	(1,247)	9,939
Agency bonds	—	—	(15)	166
Total	$(375)	$10,307	$(5,958)	$39,724

As of September 30, 2025 and December 31, 2024, the Company had 52 and 58 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with lower risk characteristics. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on the Company's assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of September 30, 2025 and December 31, 2024, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	As a Percent of Total Loans	Amount	As a Percent of Total Loans
Loans held for investment:
Recreation	$1,545,528	60%	$1,422,403	57%
Home improvement	804,003	31	827,211	33
Commercial	135,123	5	111,273	4
Taxi medallion	1,509	*	1,909	*
Total loans	2,486,163	97	2,362,796	95
Loans held for sale, at lower of amortized cost or fair value:
Recreation	57,641	2	120,840	5
Strategic partnership	15,277	*	7,386	*
Total loans held for sale, at lower of amortized cost or fair value	72,918	2	128,226	5
Total loans and loans held for sale	$2,559,081	100%	$2,491,022	100%

(*) Less than 1%.

The following tables present the activity of the gross loans and loans held for sale for the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2025 (1)	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
Loan originations	141,667	59,711	17,500	125	208,352	427,355
Principal receipts, sales, and maturities	(64,097)	(55,762)	(3,009)	(180)	(205,360)	(328,408)
Charge-offs	(16,844)	(3,840)	(1,103)	—	—	(21,787)
Transfer to loan collateral in process of foreclosure, net	(7,329)	—	—	—	—	(7,329)
Amortization of origination fees and costs, net	(3,768)	1,040	3	—	—	(2,725)
Origination fees and costs, net	7,288	(681)	—	—	—	6,607
Paid-in-kind interest	—	—	317	—	—	317
Gross loans – September 30, 2025 (1)	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
(1)
Includes loans held for sale and loans held for investment.

Nine Months Ended September 30, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024 (1)	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	371,289	162,760	36,575	197	513,229	1,084,050
Principal receipts, sales, and maturities	(239,659)	(173,753)	(12,320)	(582)	(505,338)	(931,652)
Charge-offs	(53,391)	(13,018)	(1,233)	(15)	—	(67,657)
Transfer to loan collateral in process of foreclosure, net	(22,324)	—	—	—	—	(22,324)
Amortization of origination fees and costs, net	(10,995)	3,329	26	—	—	(7,640)
Origination fees and costs, net	15,006	(2,526)	—	—	—	12,480
Paid-in-kind interest	—	—	802	—	—	802
Gross loans – September 30, 2025 (1)	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
(1)
Includes loans held for sale and loans held for investment.

The following tables present the activity of the gross loans and loans held for sale for the three and nine months ended September 30, 2024.

Three Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590
Loan originations	139,105	96,545	—	—	39,918	275,568
Principal receipts, sales, and maturities	(61,563)	(51,409)	(713)	(239)	(38,024)	(151,948)
Charge-offs	(16,242)	(4,258)	—	—	—	(20,500)
Transfer to loan collateral in process of foreclosure, net	(6,609)	—	—	—	—	(6,609)
Amortization of origination fees and costs, net	(3,549)	1,206	13	—	—	(2,330)
Origination fees and costs, net	6,059	(1,197)	(1)	—	—	4,861
Paid-in-kind interest	—	—	647	—	—	647
Gross loans – September 30, 2024	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279

Nine Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	454,433	216,111	7,000	250	79,952	757,746
Principal receipts, sales, and maturities	(177,152)	(148,818)	(13,546)	(670)	(77,312)	(417,498)
Charge-offs	(48,970)	(13,219)	—	—	—	(62,189)
Transfer to loan collateral in process of foreclosure, net	(17,703)	—	—	—	—	(17,703)
Amortization of origination fees and costs, net	(9,715)	3,057	30	—	—	(6,628)
Origination fees and costs, net	17,510	(3,677)	(78)	—	—	13,755
Paid-in-kind interest	—	—	1,910	—	—	1,910
Gross loans – September 30, 2024	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	$71,558	$20,249	$8,174	$385	$100,366
Charge-offs	(16,273)	(4,951)	—	—	(21,224)
Recoveries	4,419	1,190	10	573	6,192
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	21,562
Balance at June 30, 2025	$75,040	$20,422	$11,096	$338	$106,896
Charge-offs	(16,844)	(3,840)	(1,103)	—	(21,787)
Recoveries	3,965	1,758	(10)	1,675	7,388
Provision (benefit) for credit losses	16,708	2,125	1,414	(1,691)	18,556
Balance at September 30, 2025	$78,869	$20,465	$11,397	$322	$111,053
(1)
As of September 30, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $172.6 million, including $107.5 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Total
Balance at December 31, 2023	$57,532	$21,019	$4,148	$1,536	$84,235
Charge-offs	(18,101)	(4,898)	—	—	(22,999)
Recoveries	3,548	911	20	911	5,390
Provision (benefit) for credit losses	17,030	898	216	(943)	17,201
Balance at March 31, 2024	$60,009	$17,930	$4,384	$1,504	$83,827
Charge-offs	(14,627)	(4,063)	—	—	(18,690)
Recoveries	3,962	1,243	—	869	6,074
Provision (benefit) for credit losses	15,795	3,279	478	(975)	18,577
Balance at June 30, 2024	$65,139	$18,389	$4,862	$1,398	$89,788
Charge-offs	(16,242)	(4,258)	—	—	(20,500)
Recoveries	3,991	745	—	2,343	7,079
Provision (benefit) for credit losses	17,494	4,855	252	(2,450)	20,151
Balance at September 30, 2024	$70,382	$19,731	$5,114	$1,291	$96,518

The following tables present the gross charge-offs for the three and nine months ended September 30, 2025, by the year of origination:

Three Months Ended September 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$774	$3,803	$4,041	$4,136	$1,975	$2,115	$16,844
Home improvement	26	957	929	1,109	358	461	3,840
Commercial	—	—	—	—	—	1,103	1,103
Taxi medallion	—	—	—	—	—	—	—
Total	$800	$4,760	$4,970	$5,245	$2,333	$3,679	$21,787

Nine Months Ended September 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$785	$10,343	$11,665	$13,081	$6,014	$11,503	$53,391
Home improvement	26	2,905	4,135	3,303	1,429	1,220	13,018
Commercial	—	—	—	130	—	1,103	1,233
Taxi medallion	—	—	—	—	—	15	15
Total	$811	$13,248	$15,800	$16,514	$7,443	$13,841	$67,657

The following tables present the gross charge-offs for the three and nine months ended September 30, 2024, by the year of origination:

Three Months Ended September 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$921	$4,717	$5,167	$2,354	$956	$2,127	$16,242
Home improvement	148	1,275	1,583	787	209	256	4,258
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,069	$5,992	$6,750	$3,141	$1,165	$2,383	$20,500

Nine Months Ended September 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$1,020	$12,579	$17,034	$7,841	$3,231	$7,265	$48,970
Home improvement	188	4,307	4,857	2,457	615	795	13,219
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,208	$16,886	$21,891	$10,298	$3,846	$8,060	$62,189

The following tables present the allowance for credit losses by type as of September 30, 2025 and December 31, 2024.

September 30, 2025 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$78,869	71%	5.10%
Home improvement	20,465	18	2.55
Commercial	11,397	10	8.43
Taxi medallion	322	*	21.35
Total (2)	$111,053	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of September 30, 2025, total allowance for credit losses as a percent of nonaccrual loans was 297.41%.

(*) Less than 0.1%.

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
(2)
As of December 31, 2024, total allowance for credit losses as a percent of nonaccrual loans was 291.93%

The following tables present the performance status of loans and loans held for sale as of September 30, 2025 and December 31, 2024.

September 30, 2025 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,593,347	$9,822	$1,603,169	0.61%
Home improvement	802,764	1,239	804,003	0.15
Commercial	110,353	24,770	135,123	18.33
Taxi medallion	—	1,509	1,509	100.00
Strategic partnership	15,277	—	15,277	—
Total	$2,521,741	$37,340	$2,559,081	1.46%

December 31, 2024 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,532,448	$10,795	$1,543,243	0.70%
Home improvement	825,825	1,386	827,211	0.17
Commercial	92,010	19,263	111,273	17.31
Taxi medallion	—	1,909	1,909	100.00
Strategic partnership	7,386	—	7,386	—
Total	$2,457,669	$33,353	$2,491,022	1.34%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as a result, deemed nonperforming.

The following tables present the aging of loans and loans held for sale as of September 30, 2025 and December 31, 2024.

September 30, 2025	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$48,295	$16,940	$8,899	$74,134	$1,474,323	$1,548,457	$—
Home improvement	4,453	1,699	1,251	7,403	799,663	807,066	—
Commercial	—	—	18,924	18,924	116,364	135,288	—
Taxi medallion	—	—	—	—	1,509	1,509	—
Strategic partnership	—	—	—	—	15,277	15,277	—
Total	$52,748	$18,639	$29,074	$100,461	$2,407,136	$2,507,597	$—
(1)
Excludes $51.5 million of capitalized loan origination costs and fees.

December 31, 2024	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$54,169	$20,376	$10,018	$84,563	$1,407,977	$1,492,540	$—
Home improvement	5,407	2,432	1,386	9,225	821,852	831,077	—
Commercial	—	—	16,337	16,337	95,127	111,464	—
Taxi medallion	49	69	—	118	1,791	1,909	—
Strategic partnership	—	—	—	—	7,386	7,386	—
Total	$59,625	$22,877	$27,741	$110,243	$2,334,133	$2,444,376	$—
(1)
Excludes $46.6 million of capitalized loan origination costs.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending September 30,
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	September 30, 2025 (1)	December 31, 2024 (1)	Interest Rate (2)
Deposits (3)	$604,598	$601,480	$417,372	$190,567	$241,994	$—	$2,056,011	$2,091,663	3.82%
Strategic partner collateral deposits	5,250	—	—	—	—	—	5,250	3,000	4.08
Privately placed notes	31,250	—	92,750	—	—	22,500	146,500	146,500	8.12
SBA debentures and borrowings	14,000	2,000	1,250	1,250	3,000	63,500	85,000	70,250	3.98
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.52
Federal reserve and other borrowings	35,000	—	—	—	—	—	35,000	35,000	4.55
Total	$690,098	$603,480	$511,372	$191,817	$244,994	$119,000	$2,360,761	$2,379,413	4.14%
(1)
Excludes deferred financing costs of $9.0 million and $8.2 million as of September 30, 2025 and December 31, 2024.
(2)
Weighted average contractual rate as of September 30, 2025.
(3)
Balance includes $4.6 million and $6.0 million in retail savings deposit balances as of September 30, 2025 and December 31, 2024.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, the annual expense of which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of September 30, 2025 and December 31, 2024, the Bank had $11.7 million and $10.4 million in listing service deposit balances from other financial institutions. As of September 30, 2025 and December 31, 2024, the Bank had $4.6 million and $6.0 million in retail savings deposit balances. The following table presents the maturity of the deposit pools and retail savings deposits, which includes strategic partner reserve deposits, as of September 30, 2025.

(Dollars in thousands)	September 30, 2025
Three months or less	$106,919
Over three months through six months	133,665
Over six months through one year	364,014
Over one year	1,451,413
Deposits	2,056,011
Strategic partner collateral deposits	5,250
Total deposits	$2,061,261

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

As of September 30, 2025, the Bank had $189.6 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged loans is approximately 45% of book value, for a total of approximately $85.7 million in secured borrowing capacity, none of which was utilized as of September 30, 2025.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of September 30, 2025, $35.0 million was outstanding with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

The Company has entered into various private placements with certain institutional investors over time. The following table presents the private placement notes outstanding as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	September 30, 2025	December 31, 2024
December 2020	December 2027	7.500%	Semi-annually	$53,750	$53,750
February 2021	February 2026	7.250%	Semi-annually	31,250	31,250
September 2023	September 2028	9.250%	Semi-annually	39,000	39,000
June 2024	June 2039	8.875%	Semi-annually	17,500	17,500
August 2024	August 2039	8.625%	Semi-annually	5,000	5,000
				$146,500	$146,500

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for Medallion Capital, typically for a four and a half year term and a 1% fee. On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing, all of which had been utilized as of September 30, 2025.

The following table presents the SBA debentures and borrowings as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	September 30, 2025	December 31, 2024
March 2015	March 2025	2.87%	Semi-annually	$—	$10,000
September 2015	September 2025	3.57%	Semi-annually	—	4,000
March 2016	March 2026	3.25%	Semi-annually	1,500	1,500
March 2016	March 2026	3.18%	Semi-annually	10,000	10,000
May 2016	September 2026	2.72%	Semi-annually	2,500	2,500
March 2017	March 2027	3.52%	Semi-annually	2,000	2,000
September 2018	September 2028	4.22%	Semi-annually	1,250	1,250
March 2019	March 2029	3.79%	Semi-annually	1,250	1,250
September 2020	September 2030	1.71%	Semi-annually	3,000	3,000
June 2021	September 2031	1.58%	Semi-annually	8,500	8,500
October 2021	March 2032	3.21%	Semi-annually	7,000	7,000
October 2022	March 2033	5.44%	Semi-annually	4,750	4,750
April 2023	September 2033	5.96%	Semi-annually	4,750	4,750
September 2023	March 2034	5.08%	Semi-annually	4,750	4,750
November 2023	March 2034	5.08%	Semi-annually	5,000	5,000
March 2025	September 2035	4.18%	Semi-annually	10,250	—
August 2025	September 2035	4.66%	Semi-annually	18,500	—
				$85,000	$70,250

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of September 30, 2025, $33.0 million was outstanding on the trust preferred securities.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of September 30, 2025, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through February 28, 2031 subject to various operating leases.

The following table presents the operating lease costs and additional information for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease costs	$588	$607	$1,764	$1,817
Cash paid for amounts included in the measurement of lease liabilities				—
Operating cash flows from operating leases	680	664	2,036	2,019
Right-of-use asset obtained in exchange for lease liability	(63)	(58)	(189)	(176)

The following table presents the breakout of the operating leases as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$5,456	$6,922
Other current liabilities	2,324	2,294
Operating lease liabilities	3,459	5,128
Total operating lease liabilities	5,783	7,422
Weighted average remaining lease term	3.6 years	4.1 years
Weighted average discount rate	5.55%	5.56%

At September 30, 2025, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2025	$639
2026	2,567
2027	1,342
2028	575
2029	589
Thereafter	548
Total lease payments	6,260
Less imputed interest	477
Total operating lease liabilities	$5,783

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

The following table presents the significant components of the Company's deferred tax assets and liabilities as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Deferred tax assets:
Provision for credit losses	$16,919	$14,530
Accrued expenses, compensation, and other assets	6,489	5,612
Net operating loss carryforwards (1)	3,168	3,168
Other investments and investment securities	2,775	2,885
Valuation allowance	(5,871)	(4,418)
Total deferred tax assets	23,480	21,777
Deferred tax liabilities:
Goodwill and other intangibles	42,499	42,772
Total deferred tax liabilities	42,499	42,772
Deferred tax liability, net	$19,019	$20,995
(1)
As of September 30, 2025, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $0.3 million as of September 30, 2025.

The following table presents the components of the Company's tax provision for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Current
Federal	$4,467	$4,899	$14,885	$11,421
State	1,646	1,533	5,737	3,652
Deferred
Federal	(398)	(1,798)	(1,846)	(598)
State	147	(579)	(396)	(279)
Net provision for income taxes	$5,862	$4,055	$18,380	$14,196

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Statutory Federal income tax provision at 21%	$4,090	$2,977	$12,429	$9,338
State and local income taxes, net of federal income tax benefit	888	583	2,700	1,827
Non-deductible expenses	513	427	1,523	2,582
Valuation allowance against deferred tax assets	1,319	—	1,453	—
Stock based compensation	(1,377)	—	(1,203)	—
Change in effective state income tax rates and accrual	170	—	866	—
Other	259	68	612	449
Total income tax provision	$5,862	$4,055	$18,380	$14,196

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The Company has determined that a valuation allowance is necessary for net operating losses which the Company does not believe will be utilized as well as for deferred compensation in excess of statutory limits. Based upon these considerations, the Company determined the necessary valuation allowance as of September 30, 2025.

The Company has filed tax returns in many states. Federal, New York State, New York City, and Utah State tax filings of the Company for the tax years 2021 through the present are the more significant filings that are open for examination.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of the 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, performance stock units, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. On April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. On April 25, 2025, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 12, 2025. A total of 7,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 2,262,718 shares remained issuable as of September 30, 2025. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. As of September 30, 2025, 805,971 options on the Company’s common stock were outstanding under the Company’s plans, all of which have previously vested and are exercisable. Additionally, as of September 30, 2025, there were 727,415 unvested shares of restricted stock, 823,854 unvested performance stock units, 87,386 unvested restricted stock units, and 327,698 vested, unissued restricted stock units outstanding under the 2018 Plan. As of September 30, 2025, the total remaining unrecognized compensation cost related to unvested restricted stock, restricted stock units, and performance stock units was $6.5 million, which is expected to be recognized over the next 10 quarters. Total stock-based compensation expense was $1.7 million and $5.1 million, or $0.07 and $0.21 per diluted common share, for the three and nine months ended September 30, 2025 and $1.5 million and $4.6 million, or $0.06 and $0.20 per diluted common share, for the three and nine months ended September 30, 2024.

The fair value of each restricted stock grant, each restricted stock unit, and each performance stock unit is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the nine months ended September 30, 2025 and 2024.

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

The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met. The following table presents the PSU activity for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2023	296,444	$6.08	$6.08
Granted	215,687	8.97	8.97
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2024	512,131	6.08 - 8.97	7.30
Granted	311,723	8.47	8.47
Cancelled	—	—	—
Vested	—	—	—
Outstanding at March 31, 2025	823,854	6.08 - 8.97	7.74
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	—	—	—
Outstanding at June 30, 2025	823,854	6.08 - 8.97	7.30
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at September 30, 2025	823,854	$6.08 - 8.97	$7.30

The following table presents the activity for the restricted stock programs for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2023	995,376	$4.89 - 9.37	$7.74
Granted	347,158	8.97 - 10.32	9.17
Cancelled	(32,521)	4.89 - 10.32	8.07
Vested (1)	(400,985)	4.89 - 8.40	7.69
Outstanding at December 31, 2024	909,028	4.89 - 10.32	8.30
Granted	307,059	8.47	8.47
Cancelled	(3,373)	4.89 - 10.32	8.86
Vested (1)	(484,823)	4.89 - 8.97	7.70
Outstanding at March 31, 2025 (2)	727,891	8.08 - 10.32	8.77
Granted	—	—	—
Cancelled	(476)	9.37 - 10.32	9.70
Vested	—	—	—
Outstanding at June 30, 2025 (2)	727,415	$8.08 - 10.32	$8.77
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at September 30, 2025 (2)	727,415	$8.08 - 10.32	$8.77
(1)
The aggregate fair value of the restricted stock vested was $4.2 million for the nine months ended September 30, 2025 and $2.7 million for the year ended December 31, 2024.
(2)
The aggregate fair value of the restricted stock was $7.3 million as of September 30, 2025. The remaining vesting period was 2.4 years at September 30, 2025.

The following table presents the activity for the stock option programs for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	959,522	$2.14 - 9.38	$6.51
Granted	—	—	—
Cancelled	(4,748)	4.89 - 7.25	6.15
Exercised	(40,865)	4.89 - 7.25	6.35
Outstanding at December 31, 2024	913,909	2.14 - 9.38	6.52
Granted	—	—	—
Cancelled	(23,716)	4.89 - 7.25	6.51
Exercised (1)	(265)	4.89	4.89
Outstanding at March 31, 2025 (2)	889,928	2.14 - 9.38	6.51
Granted	—	—	—
Cancelled	(10,054)	4.89 - 9.38	9.05
Exercised (1)	(41,061)	4.89 - 7.25	6.23
Outstanding at June 30, 2025 (2)	838,813	2.14 - 7.25	6.50
Granted	—	—	—
Cancelled	—	—	—
Exercised (1)	(32,842)	4.89 - 7.25	6.38
Outstanding at September 30, 2025 (2)	805,971	$2.14 - 7.25	$6.50
Options exercisable at:
December 31, 2024	829,286	$2.14 - 9.38	$6.53
September 30, 2025 (2)	805,971	$2.14 - 7.25	$6.50
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0.3 million and $0.1 million for the three and nine months ended September 30, 2025 and the year ended December 31, 2024.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at September 30, 2025 and the related exercise price of the underlying options, was $2.9 million for outstanding options, all of which had previously vested. The remaining contractual life was 4.4 years for outstanding options at September 30, 2025.

The following table presents the activity for the unvested options outstanding under the plans described above for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2023	261,875	$4.89 - 7.25	$6.49
Granted	—	—	—
Cancelled	(3,822)	4.89 - 7.25	6.22
Vested (1)	(173,430)	4.89 - 7.25	6.56
Outstanding at December 31, 2024	84,623	4.89 - 6.79	6.37
Granted	—	—	—
Cancelled	(119)	4.89	4.89
Vested (1)	(84,504)	4.89 - 6.79	6.37
Outstanding at March 31, 2025	—	—	—
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	—	—	—
Outstanding at June 30, 2025	—	—	—
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	—	—	—
Outstanding at September 30, 2025	—	$—	$—
(1)
The intrinsic value of the options vested was $0.1 million for the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company granted 86,410 restricted stock units, or RSUs, with a vesting date of June 12, 2026 at a grant price of $9.49 and during the year ended December 31, 2024, granted 92,350 RSUs which vested on June 11, 2025 at a grant price of $8.23. For the RSUs granted in 2025 and 2024, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of September 30, 2025, there were 415,084 RSUs outstanding, including 327,698 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers to finance RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, and collector cars make up 54%, 21%, and 12% of the segment portfolio, with no other product lines at or above 10%, as of September 30, 2025. The highest concentrations of recreation loans are in Texas and Florida at 16% and 13% of loans outstanding and with no other states at or above 10% as of September 30, 2025. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being swimming pools, roofs, and windows at 31%, 29%, and 11% of total home improvement loans outstanding, and with no other product lines at or above 10% as of September 30, 2025. The highest concentrations of home improvement loans are in Florida and Texas at 13% and 12% of loans outstanding, with no other states at or above 10% as of September 30, 2025. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, construction, and wholesale trade making up 56%, 16%, and 10% of the loans outstanding as of September 30, 2025, with no other product lines at or above 10% as of September 30, 2025. The commercial lending segment invests across the United States with a concentration in California and New York having 25% and 10% of the segment portfolio, with no other states having a concentration at or above 10% as of September 30, 2025. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of September 30, 2025.

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

The following table presents segment data as of and for the three months ended September 30, 2025.

Three Months Ended September 30, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$53,565	$20,453	$4,227	$91	$2,435	$80,771
Total interest expense	13,487	7,344	1,252	16	2,986	25,085
Net interest income (loss)	40,078	13,109	2,975	75	(551)	55,686
Provision (benefit) for credit losses	16,708	2,125	1,414	(1,691)	—	18,556
Net interest income (loss) after credit loss provision	23,370	10,984	1,561	1,766	(551)	37,130
Other income, net	87	2	260	1,781	918	3,048
Operating expenses	(10,094)	(4,591)	(1,490)	(820)	(3,707)	(20,702)
Net income (loss) before taxes	13,363	6,395	331	2,727	(3,340)	19,476
Income tax (provision) benefit	(4,027)	(1,943)	(50)	(838)	996	(5,862)
Net income (loss) after taxes	$9,336	$4,452	$281	$1,889	$(2,344)	$13,614
Income attributable to the non-controlling interest						2,336
Redemption of non-controlling interest						3,515
Total net income attributable to Medallion Financial Corp.						$7,763
Balance Sheet Data
Total loans, gross (1)	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
Total assets	1,546,505	788,764	125,349	5,204	434,565	2,900,387
Total funds borrowed	1,258,773	642,012	102,027	4,236	353,713	2,360,761
Selected Financial Ratios
Return on average assets	2.44%	2.24%	0.89%	133.67%	(2.03)%	1.88%
Return on average stockholders' equity	*	*	*	*	*	7.85
Return on average equity	13.69	12.59	5.19	748.44	(11.39)	10.73
Interest yield	13.45	10.11	13.24	22.66	NM	11.92
Net interest margin, gross	10.06	6.48	9.05	18.68	NM	8.21
Net interest margin, net of allowance	10.58	6.65	9.84	23.84	NM	8.56
Reserve coverage (2)	5.10	2.55	8.43	21.35	NM	4.47
Delinquency status (3)	0.57	0.16	13.99	—	NM	1.16
Charge-off (recovery) ratio (4)	3.36	1.03	3.38	(417.16)	NM	2.26

(1)
Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
Charge-off ratio in the recreation lending segment was 3.23% when including loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the nine months ended September 30, 2025.

Nine Months Ended September 30, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$155,132	$60,357	$11,325	$243	$6,580	$233,637
Total interest expense	38,382	21,633	3,462	66	9,627	73,170
Net interest income (loss)	116,750	38,724	7,863	177	(3,047)	160,467
Provision (benefit) for credit losses	48,914	8,904	7,440	(3,126)	—	62,132
Net interest income (loss) after credit loss provision	67,836	29,820	423	3,303	(3,047)	98,335
Other income, net	1,853	7	16,260	3,373	2,365	23,858
Operating expenses	(30,094)	(14,285)	(4,372)	(2,643)	(11,612)	(63,006)
Net income (loss) before taxes	39,595	15,542	12,311	4,033	(12,294)	59,187
Income tax (provision) benefit	(12,296)	(4,827)	(3,823)	(1,253)	3,819	(18,380)
Net income (loss) after taxes	$27,299	$10,715	$8,488	$2,780	$(8,475)	$40,807
Income attributable to the non-controlling interest						6,446
Redemption of non-controlling interest						3,515
Total net income attributable to Medallion Financial Corp.						$30,846
Balance Sheet Data
Total loans, gross (1)	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
Total assets	1,546,505	788,764	125,349	5,204	434,565	2,900,387
Total funds borrowed	1,258,773	642,012	102,027	4,236	353,713	2,360,761
Selected Financial Ratios
Return on average assets	2.42%	1.80%	9.73%	60.34%	(2.51)%	1.91%
Return on average stockholders' equity	*	*	*	*	*	10.71
Return on average equity	14.21	10.57	58.17	355.24	(14.71)	11.41
Interest yield	13.37	9.95	12.48	19.60	NM	11.75
Net interest margin, gross	10.06	6.38	8.69	14.46	NM	8.07
Net interest margin, net of allowance	10.56	6.55	9.33	18.90	NM	8.39
Reserve coverage (2)	5.10	2.55	8.43	21.35	NM	4.47
Delinquency status (3)	0.57	0.16	13.99	—	NM	1.16
Charge-off (recovery) ratio (4)	3.74	1.48	1.36	(237.51)	NM	2.60

(1)
Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
Charge-off ratio in the recreation lending segment was 3.58% when including loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three months ended September 30, 2024.

Three Months Ended September 30, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$51,443	$19,008	$3,761	$184	$2,013	$76,409
Total interest expense	12,566	7,033	1,063	30	2,980	23,672
Net interest income (loss)	38,877	11,975	2,698	154	(967)	52,737
Provision (benefit) for credit losses	17,494	4,855	252	(2,450)	—	20,151
Net interest income (loss) after credit loss provision	21,383	7,120	2,446	2,604	(967)	32,586
Other income (loss), net	200	2	(414)	321	478	587
Operating expenses	(11,853)	(5,746)	(1,235)	(1,444)	1,283	(18,995)
Net income before taxes	9,730	1,376	797	1,481	794	14,178
Income tax provision	(2,810)	(290)	(159)	(457)	(339)	(4,055)
Net income after taxes	$6,920	$1,086	$638	$1,024	$455	$10,123
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$8,611
Balance Sheet Data
Total loans, gross	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279
Total assets	1,505,400	798,261	105,232	6,208	464,951	2,880,052
Total funds borrowed	1,253,224	664,541	87,604	5,168	387,066	2,397,603
Selected Financial Ratios
Return on average assets	1.81%	0.55%	2.41%	50.54%	0.41%	1.43%
Return on average stockholders' equity	*	*	*	*	*	9.61
Return on average equity	13.35	3.86	16.38	302.61	2.57	9.46
Interest yield	13.34	9.51	13.57	21.96	NM	11.75
Net interest margin, gross	10.08	5.99	9.74	18.38	NM	8.11
Net interest margin, net of allowance	10.55	6.14	10.19	30.60	NM	8.42
Reserve coverage (1)	4.53	2.42	4.64	39.78	NM	3.88
Delinquency status (2)	0.50	0.19	7.39	—	NM	0.72
Charge-off (recovery) ratio (3)	3.18	1.76	—	(279.58)	NM	2.18

(1)
Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average total gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the nine months ended September 30, 2024.

Nine Months Ended September 30, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$142,860	$54,106	$10,944	$514	$5,759	$214,183
Total interest expense	33,171	18,773	3,217	83	8,417	63,661
Net interest income (loss)	109,689	35,333	7,727	431	(2,658)	150,522
Provision (benefit) for credit losses	50,319	9,032	946	(4,368)	—	55,929
Net interest income (loss) after credit loss provision	59,370	26,301	6,781	4,799	(2,658)	94,593
Other income, net	756	7	3,774	1,294	1,258	7,089
Operating expenses	(31,376)	(15,317)	(3,657)	(3,560)	(3,305)	(57,215)
Net income (loss) before taxes	28,750	10,991	6,898	2,533	(4,705)	44,467
Income tax (provision) benefit	(9,178)	(3,509)	(2,202)	(809)	1,502	(14,196)
Net income (loss) after taxes	$19,572	$7,482	$4,696	$1,724	$(3,203)	$30,271
Income attributable to the non-controlling interest						4,535
Total net income attributable to Medallion Financial Corp.						$25,736
Balance Sheet Data
Total loans, gross	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279
Total assets	1,505,400	798,261	105,232	6,208	464,951	2,880,052
Total funds borrowed	1,253,224	664,541	87,604	5,168	387,066	2,397,603
Selected Financial Ratios
Return on average assets	1.87%	1.31%	5.92%	26.64%	(0.96)%	1.51%
Return on average stockholders' equity	*	*	*	*	*	9.79
Return on average equity	12.78	8.69	38.63	155.33	(6.24)	9.62
Interest yield	13.32	9.38	13.20	20.59	NM	11.54
Net interest margin, gross	10.23	6.12	9.32	16.65	NM	8.11
Net interest margin, net of allowance	10.65	6.26	9.69	27.99	NM	8.41
Reserve coverage (1)	4.53	2.42	4.64	39.78	NM	3.88
Delinquency status (2)	0.50	0.19	7.39	—	NM	0.72
Charge-off (recovery) ratio (3)	3.48	1.78	(0.02)	(159.26)	NM	2.51

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

On October 24, 2025, Mr. Alvin Murstein, the Chairman of the Board of Directors, or the Board, and Chief Executive Officer of the Company, entered into an amendment to the First Amended and Restated Employment Agreement, dated May 29, 1998, as between him and the Company. Pursuant to such amendment: (i) effective as of January 31, 2026 (the “Transition Date”), Mr. Murstein shall no longer be the Chief Executive Officer and shall become the Executive Chairman of the Board through May 29, 2027 (the “Term”); (ii) during the period between the date of such amendment and the Transition Date, Mr. Murstein shall, among other things, continue to serve as Chief Executive Officer of the Company; (iii) during the period from the Transition Date until the end of the Term (the “Retirement Date”), Mr. Murstein shall, among other things, continue to serve as Executive Chairman of the Board with the Company's expectation that Mr. Murstein will be nominated to serve a new three-year term as a Board member at the 2026 Annual Meeting of Shareholders of the Company and a failure by the Board to so nominate Mr. Murstein would constitute termination without cause under his employment agreement; (iv) Mr. Murstein shall remain an employee of the Company in his role as Executive Chairman of the Board; (v) Mr. Murstein's compensation shall be determined without regard to the transition to Executive Chairman, provided that, all incentive equity awards that are determined to be granted to Mr. Murstein in respect of calendar years 2025, 2026 and 2027 shall be granted solely in the form of restricted stock and options; and (vi) on the Retirement Date (or earlier if termination occurs by reason of death or disability), all outstanding unvested equity awards, other than performance awards, will immediately vest and, if applicable, become exercisable and all outstanding performance awards will remain outstanding until the end of the relevant performance periods and vest and be earned to the extent applicable objects have been met, on a prorated basis for the portion of the performance period that Mr. Murstein was employed.

In addition, on October 24, 2025, Mr. Andrew Murstein, the Company’s President and Chief Operating Officer, entered into an amendment to the First Amended and Restated Employment Agreement, dated May 29, 1998, as amended, between him and the Company. Pursuant to such amendment, effective as of January 31, 2026, Mr. Andrew Murstein shall become the President, Chief Executive Officer and Chief Operating Officer of the Company and shall remain President, Chief Executive Officer and Chief Operating Officer through the remainder of the employment term.

As of September 30, 2025, employment agreements expire at various dates through 2028, with future minimum payments under these agreements of approximately $7.7 million.

(B) OTHER COMMITMENTS

As of September 30, 2025, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

(11) RELATED PARTY TRANSACTIONS

Certain directors, officers, and stockholders of the Company are also directors and officers of its main consolidated subsidiaries, MFC, Medallion Capital, Freshstart, and the Bank, as well as other subsidiaries. Officer salaries are set by the Board of Directors of the Company.

Jeffrey Rudnick, the son of one of the Company’s directors, previously served as the Company’s Senior Vice President and effective July 24, 2025, serves as the Company's Executive Vice President at a salary of $269,000 per year, an increase from $260,988 per year in 2024. Mr. Rudnick received an annual cash bonus of $75,000 and $95,000 as well as an equity bonus in the amount of $50,000 and $52,000 during the nine months ended September 30, 2025 and 2024.

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

(i) Commitments to extend credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also includes a consideration of the difference between the current levels of interest rates and the committed rates. As of September 30, 2025 and December 31, 2024, the estimated fair value of these off-balance-sheet instruments was not material.

The following tables present the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$150,978	$150,978	$150,228	$750	$—
Investment securities	61,081	61,081	—	61,081	—
Loans held for investment, net of allowance	2,375,110	2,341,727	—	—	2,341,727
Loans held for sale, at lower of amortized cost or fair value	72,918	75,872	—	—	75,872
Accrued interest receivable	16,973	16,973	16,973	—	—
Equity securities (2)	1,780	1,780	1,780	—	—
Financial liabilities
Funds borrowed (3)	2,366,011	2,385,116	—	2,385,116	—
Accrued interest payable	5,290	5,290	5,290	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $9.0 million.

	December 31, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$169,572	$169,572	$168,322	$1,250	$—
Investment securities	54,805	54,805	—	54,805	—
Loans held for investment, net of allowance	2,265,428	2,238,645	—	—	2,238,645
Loans held for sale, at lower of amortized cost or fair value	128,226	133,244	—	—	133,244
Accrued interest receivable	15,314	15,314	15,314	—	—
Equity securities (2)	1,732	1,732	1,732	—	—
Financial liabilities
Funds borrowed (3)	2,379,413	2,371,434	—	2,371,434	—
Accrued interest payable	8,231	8,231	8,231	—	—
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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

September 30, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$61,081	$—	$61,081
Equity securities (2)	1,780	—	—	1,780
Total	$1,780	$61,081	$—	$62,861
(1)
Total unrealized gains of $0.7 million and $1.2 million, net of tax, related to these assets was included in other comprehensive income for the three and nine months ended September 30, 2025.
(2)
Included within other assets on the balance sheet.

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$54,805	$—	$54,805
Equity securities (2)	1,732	—	—	1,732
Total	$1,732	$54,805	$—	$56,537
(1)
Total unrealized losses of less than $0.1 million, net of tax, related to these assets was included in other comprehensive income for the year ended December 31, 2024.
(2)
Included within other assets on the balance sheet.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.

September 30, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$1,374	$1,374
Total	$—	$—	$1,374	$1,374

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	Fair Value at September 30, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$—	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
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

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Series F Preferred Stock with a $46.0 million aggregate liquidation amount, or $25 per share, yielding net proceeds of $42.5 million. Dividends were payable quarterly from the date of issuance to, but excluding, April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to three-month Term 90-day SOFR plus a spread of 6.46% per annum.

On July 1, 2025, the Bank redeemed its Series F Preferred Stock, in its entirety, at an aggregate redemption price of $46.0 million. Upon redemption, the Company incurred a charge of approximately $3.5 million in calculating earnings attributable to common shareholders representing the excess of the redemption price over the carrying amount of $42.5 million.

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

(15) SUBSEQUENT EVENTS

On October 24, 2025, Mr. Alvin Murstein and Mr. Andrew Murstein entered into amendments to their respective employment agreements with the Company and related executive transition. See Note 10 “Commitments and Contingencies” subsection (a) to the consolidated financial statements.

The Company has evaluated the effects of events that have occurred subsequent to September 30, 2025 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no additional subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and nine months ended September 30, 2025 and the year ended December 31, 2024. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to financial technology, or fintech, partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of September 30, 2025, our consumer loans represented 94% of our gross loan portfolio, inclusive of loans held for sale, and commercial loans represented 5%. Total assets were $2.90 billion and $2.87 billion as of September 30, 2025 and December 31, 2024.

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

In 2019, the Bank launched a strategic partnership program to provide lending and other services to fintech companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans. The Bank continues to evaluate and launch additional partnership programs with fintech companies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At September 30, 2025, we identified our policies for the allowance for credit losses and goodwill and intangible assets to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2024, and there have been no material changes in such policies and estimates since the date of such report.

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

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$22,094	$177	3.18%	$34,880	$424	4.84%
Federal funds sold	71,673	1,046	5.79	55,577	877	6.28
Investment securities	60,900	614	4.00	55,711	570	4.07
Loans
Recreation	1,579,820	53,565	13.45	1,534,544	51,444	13.34
Home improvement	802,745	20,453	10.11	795,459	19,007	9.51
Commercial	130,486	4,354	13.24	110,224	3,816	13.77
Taxi medallion	1,593	91	22.66	3,334	173	20.64
Strategic partnerships	12,794	471	14.67	2,325	98	16.77
Total loans	2,527,438	78,934	12.39	2,445,886	74,538	12.12
Total interest-earning assets, before allowance	2,682,105		11.92	2,592,054		11.75
Allowance for credit losses	(108,719)			(94,293)
Total interest-earning assets, net of allowance	$2,573,386	$80,771	12.43%	$2,497,761	$76,409	12.17%
Non-interest-earning assets
Cash	49,133			62,956
Equity investments	8,903			10,374
Loan collateral in process of foreclosure	8,517			8,996
Goodwill and intangible assets	169,048			170,493
Other assets	61,459			57,599
Total non-interest-earning assets	297,060			310,418
Total assets	$2,870,446			$2,808,179
Interest-bearing liabilities
Deposits	$2,066,763	$20,502	3.94%	$2,079,068	$19,191	3.67%
Privately placed notes	146,500	3,166	8.57	144,000	3,124	8.63
SBA debentures and borrowings	77,750	855	4.36	71,500	710	3.95
Trust preferred securities	33,000	562	6.76	33,000	647	7.79
Total interest-bearing liabilities	2,324,013	25,085	4.28	2,327,568	23,672	4.05
Non-interest-bearing liabilities
Deferred tax liability	18,985			20,903
Other liabilities (1)	23,872			33,981
Total non-interest-bearing liabilities	42,857			54,884
Total liabilities	2,366,870			2,382,452
Non-controlling interest	11,201			69,166
Total stockholders’ equity	392,375			356,561
Total liabilities and stockholders’ equity	$2,770,446			$2,808,179
Net interest income		$55,686			$52,737
Net interest margin, gross			8.21			8.11
Net interest margin, net of allowance			8.56%			8.42%
(1)
Includes deferred financing costs of $9.0 million and $8.4 million as of September 30, 2025 and 2024.

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$31,321	$896	3.82%	$31,428	$1,044	4.44%
Federal funds sold	67,537	2,817	5.58	67,149	2,954	5.88
Investment securities	59,745	1,726	3.86	54,800	1,565	3.81
Loans
Recreation	1,551,859	155,132	13.37	1,432,792	142,860	13.32
Home improvement	810,918	60,357	9.95	770,680	54,106	9.38
Commercial	120,964	11,292	12.48	110,717	10,946	13.21
Taxi medallion	1,637	243	19.60	3,458	493	19.04
Strategic partnerships	10,282	1,174	15.30	1,489	215	19.29
Total loans	2,495,660	228,198	12.23	2,319,136	208,620	12.02
Total interest-earning assets, before allowance	2,654,263		11.75	2,472,513		11.54
Allowance for credit losses	(103,312)			(80,212)
Total interest-earning assets, net of allowance	$2,550,951	$233,637	12.23%	$2,392,301	$214,183	11.96%
Non-interest-earning assets
Cash	51,542			41,452
Equity investments	8,907			11,628
Loan collateral in process of foreclosure	9,011			9,934
Goodwill and intangible assets	169,409			170,854
Other assets	57,139			55,785
Total non-interest-earning assets	296,008			289,653
Total assets	$2,846,959			$2,681,954
Interest-bearing liabilities
Deposits	$2,064,744	$59,725	3.87%	$1,960,140	$50,466	3.44%
Privately placed notes	146,500	9,516	8.68	140,400	9,085	8.64
SBA debentures and borrowings	72,325	2,247	4.15	72,750	2,167	3.98
Trust preferred securities	33,000	1,682	6.81	33,000	1,943	7.86
Total interest-bearing liabilities	2,316,569	73,170	4.22	2,206,290	63,661	3.86
Non-interest-bearing liabilities
Deferred tax liability	19,686			21,537
Other liabilities (1)	32,380			33,840
Total non-interest-bearing liabilities	52,066			55,377
Total liabilities	2,368,635			2,261,667
Non-controlling interest	93,420			69,241
Total stockholders’ equity	384,904			351,046
Total liabilities and stockholders’ equity	$2,846,959			$2,681,954
Net interest income		$160,467			$150,522
Net interest margin, gross			8.07			8.11
Net interest margin, net of allowance			8.39%			8.41%

(1)
Includes deferred financing costs of $9.0 million and $8.4 million as of September 30, 2025 and 2024.

For the three months ended September 30, 2025, our total loans yielded 12.39%, as compared to 12.12% for the three months ended September 30, 2024. The 27 basis point increase primarily reflects a higher yield on our loan portfolios, as we continued to charge higher rates on new consumer originations over what we had charged in past years as prevailing market interest rates remained high. Similarly, for the nine months ended September 30, 2025, our total loans yielded 12.23%, as compared to 12.02% for the nine months ended September 30, 2024. We have continued to use the higher interest rate environment as an opportunity to increase the rates on both newly issued recreation and home improvement loans, as well as seek to maintain the credit quality of our new issuances, particularly in our recreation segment, with the weighted average FICO scores, measured at origination, of our outstanding recreation loans being 685 (685 exclusive of loans held for sale) as of September 30, 2025, consistent with outstanding recreation loans as of September 30, 2024. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposit being our largest source, funds our growing lending business. Our average interest cost for the three and nine months ended September 30, 2025 of 4.28% and 4.22% increased 23 and 36 basis points from the three and nine months ended September 30, 2024, attributable to the current higher interest rate environment, particularly the higher cost associated with our deposits. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the three months ended September 30, 2025, we issued deposits at rates up to 3.98% and 4.03% for three and five year certificates of deposit with the most recent three and five year certificates of deposit issued at rates of 3.73% and 3.78%. As described above, we have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$43	$(121)	$(78)	$187	$335	$522
Investment securities	52	(8)	44	12	86	98
Loans
Recreation	1,535	588	2,123	6,377	725	7,102
Home improvement	186	1,260	1,446	1,255	1,174	2,429
Commercial	676	(139)	537	389	180	569
Taxi medallion	(99)	17	(82)	(27)	(143)	(170)
Strategic partnerships	385	(13)	372	28	(55)	(27)
Total loans	$2,683	$1,713	$4,396	$8,022	$1,881	$9,903
Total interest-earning assets	$2,778	$1,584	$4,362	$8,221	$2,302	$10,523
Interest-bearing liabilities
Deposits	(122)	1,431	1,309	2,136	3,624	5,760
Privately placed notes	54	(11)	43	459	150	609
SBA debentures and borrowings	69	76	145	37	164	201
Trust preferred securities	—	(84)	(84)	—	—	—
Total interest-bearing liabilities	$1	$1,412	$1,413	$2,632	$3,938	$6,570
Net	$2,777	$172	$2,949	$5,589	$(1,636)	$3,953

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$11	$(296)	$(285)	$356	$907	$1,263
Investment securities	143	19	162	89	223	312
Loans
Recreation	11,903	367	12,270	16,698	2,813	19,511
Home improvement	2,995	3,256	6,251	5,323	3,265	8,588
Commercial	957	(610)	347	1,389	706	2,095
Taxi medallion	(270)	20	(250)	(445)	(501)	(946)
Strategic partnerships	1,004	(45)	959	(5)	(90)	(95)
Total loans	$16,589	$2,988	$19,577	$22,960	$6,193	$29,153
Total interest-earning assets	$16,743	$2,711	$19,454	$23,405	$7,323	$30,728
Interest-bearing liabilities
Deposits	3,026	6,229	9,255	5,731	11,376	17,107
Privately placed notes	396	35	431	1,220	349	1,569
SBA debentures and borrowings	(13)	95	82	172	326	498
Trust preferred securities	—	(259)	(259)	—	108	108
Total interest-bearing liabilities	$3,409	$6,100	$9,509	$7,123	$12,159	$19,282
Net	$13,334	$(3,389)	$9,945	$16,282	$(4,836)	$11,446

During the three and nine months ended September 30, 2025, the increase in interest income over the prior year periods was mainly driven by the increase in the size of the consumer loan portfolios, particularly recreation loans, as well as an increase in overall yield on interest-earning assets as we continued to issue new consumer loans at interest rates greater than the weighted average rates of our current portfolio. The increase in interest expense was driven by an increase in borrowing costs, primarily due to the increases in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above tables present the average borrowings and related borrowing costs for the three and nine months ended September 30, 2025 and 2024. We expect our borrowing costs to further increase as we take deposits and borrow other funds at the currently higher prevailing rates.

We continue to seek SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects recipients to limits on the amount of secured bank debt they may incur. We use SBA funding to fund loans that qualify under the Small Business Investment Act of 1985, as amended, or the SBIA, and SBA regulations. In February 2024, we obtained an $18.5 million commitment from the SBA, all of which had been utilized as of September 30, 2025.

At September 30, 2025 and 2024, adjustable rate debt constituted less than 2% of total debt and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the three and nine months ended September 30, 2025, there was continued growth in the recreation segment, but a decline in the home improvement lending segment, as compared to the prior year quarter. The following tables present the activity of the loan portfolio, inclusive of loans held for sale and loans held for investment.

Three Months Ended September 30, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2025	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
Loan originations	141,667	59,711	17,500	125	208,352	427,355
Principal receipts, sales, and maturities	(64,097)	(55,762)	(3,009)	(180)	(205,360)	(328,408)
Charge-offs	(16,844)	(3,840)	(1,103)	—	—	(21,787)
Transfer to loan collateral in process of foreclosure, net	(7,329)	—	—	—	—	(7,329)
Amortization of origination fees and costs, net	(3,768)	1,040	3	—	—	(2,725)
Origination fees and costs, net	7,288	(681)	—	—	—	6,607
Paid-in-kind interest	—	—	317	—	—	317
Gross loans – September 30, 2025	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081

Nine Months Ended September 30, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	371,289	162,760	36,575	197	513,229	1,084,050
Principal receipts, sales, and maturities	(239,659)	(173,753)	(12,320)	(582)	(505,338)	(931,652)
Charge-offs	(53,391)	(13,018)	(1,233)	(15)	—	(67,657)
Transfer to loan collateral in process of foreclosure, net	(22,324)	—	—	—	—	(22,324)
Amortization of origination fees and costs, net	(10,995)	3,329	26	—	—	(7,640)
Origination fees and costs, net	15,006	(2,526)	—	—	—	12,480
Paid-in-kind interest	—	—	802	—	—	802
Gross loans – September 30, 2025	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081

Three Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2024	$1,497,428	$773,184	$110,197	$3,482	$1,299	$2,385,590
Loan originations	139,105	96,545	—	—	39,918	275,568
Principal receipts, sales, and maturities	(61,563)	(51,409)	(713)	(239)	(38,024)	(151,948)
Charge-offs	(16,242)	(4,258)	—	—	—	(20,500)
Transfer to loan collateral in process of foreclosure, net	(6,609)	—	—	—	—	(6,609)
Amortization of origination fees and costs, net	(3,549)	1,206	13	—	—	(2,330)
Origination fees and costs, net	6,059	(1,197)	(1)	—	—	4,861
Paid-in-kind interest	—	—	647	—	—	647
Gross loans – September 30, 2024	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279

Nine Months Ended September 30, 2024 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	454,433	216,111	7,000	250	79,952	757,746
Principal receipts, sales, and maturities	(177,152)	(148,818)	(13,546)	(670)	(77,312)	(417,498)
Charge-offs	(48,970)	(13,219)	—	—	—	(62,189)
Transfer to loan collateral in process of foreclosure, net	(17,703)	—	—	—	—	(17,703)
Amortization of origination fees and costs, net	(9,715)	3,057	30	—	—	(6,628)
Origination fees and costs, net	17,510	(3,677)	(78)	—	—	13,755
Paid-in-kind interest	—	—	1,910	—	—	1,910
Gross loans – September 30, 2024	$1,554,629	$814,071	$110,143	$3,243	$3,193	$2,485,279

The following table presents the maturities and sensitivity to change in interest rates for our loans as of September 30, 2025.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total (1)
Fixed-rate	$33,611	$248,503	$1,962,188	$262,909	$2,507,211
Recreation	3,743	111,640	1,367,883	64,805	1,548,071
Home improvement	4,357	25,866	578,739	198,104	807,066
Commercial	9,506	110,216	15,566	—	135,288
Strategic partnerships	15,277	—	—	—	15,277
Taxi medallion	728	781	—	—	1,509
Adjustable-rate	$366	$20	$—	$—	$386
Recreation	366	20	—	—	386
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans	$33,977	$248,523	$1,962,188	$262,909	$2,507,597
(1)
Excludes $51.5 million of capitalized loan origination costs.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level estimated by management to absorb expected future losses in the portfolios. As of September 30, 2025 and December 31, 2024, the allowance totaled $111.1 million and $97.4 million, which represented 4.47% and 4.12% of total loans held for investment, respectively. The provision for credit losses was $18.6 million for the three months ended September 30, 2025 compared to $20.2 million for the three months ended September 30, 2024 as a result of fewer originations in the current quarter as compared to the prior year quarter. The provision for credit losses was $62.1 million for the nine months ended September 30, 2025 compared to $55.9 million for the nine months ended September 30, 2024 as a result of rising loss rates, fluctuation in delinquencies, and expected losses in our recreation loans, partially offset by a decrease in expected losses in our home improvement loans.

During the three and nine months ended September 30, 2025, we recognized provisions of $1.4 million and $7.4 million related to specific commercial loans. Provisions and the correlated allowance for credit losses of commercial loans are assessed on specific indicators, such as, the underlying borrower not performing as expected and consideration of the current economic environment and economic policies which impact, or are likely to impact, the borrower's underlying business operations.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	$71,558	$20,249	$8,174	$385	$100,366
Charge-offs	(16,273)	(4,951)	—	—	(21,224)
Recoveries	4,419	1,190	10	573	6,192
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	21,562
Balance at June 30, 2025	$75,040	$20,422	$11,096	$338	$106,896
Charge-offs	(16,844)	(3,840)	(1,103)	—	(21,787)
Recoveries	3,965	1,758	(10)	1,675	7,388
Provision (benefit) for credit losses	16,708	2,125	1,414	(1,691)	18,556
Balance at September 30, 2025	$78,869	$20,465	$11,397	$322	$111,053
(1)
As of September 30, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $172.6 million, including $107.5 million related to loans secured by New York City taxi medallions, some of which may represent collection opportunities for the Company.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Total
Balance at December 31, 2023	$57,532	$21,019	$4,148	$1,536	$84,235
Charge-offs	(18,101)	(4,898)	—	—	(22,999)
Recoveries	3,548	911	20	911	5,390
Provision (benefit) for credit losses	17,030	898	216	(943)	17,201
Balance at March 31, 2024	$60,009	$17,930	$4,384	$1,504	$83,827
Charge-offs	(14,627)	(4,063)	—	—	(18,690)
Recoveries	3,962	1,243	—	869	6,074
Provision (benefit) for credit losses	15,795	3,279	478	(975)	18,577
Balance at June 30, 2024	$65,139	$18,389	$4,862	$1,398	$89,788
Charge-offs	(16,242)	(4,258)	—	—	(20,500)
Recoveries	3,991	745	—	2,343	7,079
Provision (benefit) for credit losses	17,494	4,855	252	(2,450)	20,151
Balance at September 30, 2024	$70,382	$19,731	$5,114	$1,291	$96,518

The following tables present the gross charge-offs for the three and nine months ended September 30, 2025, by the year of origination:

Three Months Ended September 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$774	$3,803	$4,041	$4,136	$1,975	$2,115	$16,844
Home improvement	26	957	929	1,109	358	461	3,840
Commercial	—	—	—	—	—	1,103	1,103
Taxi medallion	—	—	—	—	—	—	—
Total	$800	$4,760	$4,970	$5,245	$2,333	$3,679	$21,787

Nine Months Ended September 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$785	$10,343	$11,665	$13,081	$6,014	$11,503	$53,391
Home improvement	26	2,905	4,135	3,303	1,429	1,220	13,018
Commercial	—	—	—	130	—	1,103	1,233
Taxi medallion	—	—	—	—	—	15	15
Total	$811	$13,248	$15,800	$16,514	$7,443	$13,841	$67,657

The following tables present the gross charge-offs for the three and nine months ended September 30, 2024, by the year of origination:

Three Months Ended September 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$921	$4,717	$5,167	$2,354	$956	$2,127	$16,242
Home improvement	148	1,275	1,583	787	209	256	4,258
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,069	$5,992	$6,750	$3,141	$1,165	$2,383	$20,500

Nine Months Ended September 30, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$1,020	$12,579	$17,034	$7,841	$3,231	$7,265	$48,970
Home improvement	188	4,307	4,857	2,457	615	795	13,219
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$1,208	$16,886	$21,891	$10,298	$3,846	$8,060	$62,189

The following tables present the allowance for credit losses by type as of September 30, 2025 and December 31, 2024.

September 30, 2025 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$78,869	71%	5.10%
Home improvement	20,465	18	2.55
Commercial	11,397	10	8.43
Taxi medallion	322	*	21.35
Total (2)	$111,053	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of September 30, 2025, total allowance for credit losses as a percent of nonaccrual loans was 297.41%.

(*) Less than 0.1%.

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
(2)
As of December 31, 2024, total allowance for credit losses as a percent of nonaccrual loans was 291.93%.

As of September 30, 2025, the total allowance for credit losses as a percent of loans increased 35 basis points from December 31, 2024.

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$8,899	0.4%	$10,018	0.4%
Home improvement	1,251	*	1,386	0.1
Commercial	18,924	0.8	16,337	0.7
Total loans 90 days or more past due	$29,074	1.2%	$27,741	1.1%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%

As of September 30, 2025, taxi medallion loans in the process of foreclosure included 292 taxi medallions in the New York City market, 187 taxi medallions in the Chicago market, 23 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also present results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 66% of our interest income for each of the three and nine months ended September 30, 2025 and 67% for both the three and nine months ended September 30, 2024.

We maintain relationships with approximately 3,300 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to us. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten dealer and FSP relationships were responsible for 39% of recreation lending’s new loan originations for the nine months ended September 30, 2025 consistent with the nine months ended September 30, 2024. The percentage of new loan originations by the top ten dealer and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of tens of thousands of geographically distributed loans with an average loan size of approximately $21,000 as of September 30, 2025. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding as of September 30, 2025 was approximately 11 years.

The loans are secured primarily by RVs, boats, collector cars, and trailers, with RV loans making up 54% of the portfolio, boat loans making up 21%, and collector car loans making up 12% of the portfolio as of September 30, 2025, compared to 55%, 20%, and 11% as of September 30, 2024. Recreation loans are made to borrowers residing nationwide, with the highest concentrations as of September 30, 2025 in Texas and Florida at 16% and 13% of loans outstanding, compared to 16% and 10% at September 30, 2024, and with no other states at or above 10%. As of September 30, 2025 and September 30, 2024, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 685. The weighted average FICO scores at the time of origination for the loans funded in the nine months ended September 30, 2025 and 2024 were 688 and 686.

As of September 30, 2025, the recreation loan portfolio was $1.6 billion, with the average interest rate increasing 25 basis points to 15.17% from a year ago. Additionally, the allowance for credit losses increased 12% from September 30, 2024, reflecting rising loss rates and various economic factors.

During the three and nine months ended September 30, 2025, we originated $141.7 million and $371.3 million in recreation loans, compared to $139.1 million and $454.4 million for the three and nine months ended September 30, 2024. The lower origination volumes during the nine month period reflect our focus on originating loans that we believe will perform better during economic downturns, as well as our efforts to maintain origination volumes that align with our capital levels. The following table presents quarterly originations for 2025, 2024, and 2023.

(Dollars in thousands)	2025	2024	2023
First Quarter	$86,833	$105,765	$101,681
Second Quarter	142,789	209,563	190,007
Third Quarter	141,667	139,105	92,603
Fourth Quarter	—	72,201	62,748
Year Ended	$371,289	$526,634	$447,039

As of September 30, 2025, 36% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the nine months ended September 30, 2025 and years ended December 31, 2024 and 2023.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
September 30, 2025	$371,289	$134,480	36%
December 31, 2024	526,634	185,334	35
December 31, 2023	447,039	152,045	34

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$53,565	$51,443	$155,132	$142,860
Total interest expense	13,487	12,566	38,382	33,171
Net interest income	40,078	38,877	116,750	109,689
Provision for credit losses	16,708	17,494	48,914	50,319
Net interest income after credit loss provision	23,370	21,383	67,836	59,370
Other income	87	200	1,853	756
Operating expenses:
Salaries	(3,475)	(3,260)	(10,125)	(9,623)
Loan servicing fees and collection costs	(3,516)	(3,312)	(10,305)	(9,395)
Other costs	(3,103)	(5,281)	(9,664)	(12,358)
Net income before taxes	13,363	9,730	39,595	28,750
Income tax provision	(4,027)	(2,810)	(12,296)	(9,178)
Net income after taxes	$9,336	$6,920	$27,299	$19,572
Balance Sheet Data
Total loans, gross (1)			$1,603,169	$1,554,629
Allowance for credit losses			78,869	70,383
Total loans, net			1,524,300	1,484,246
Total assets			1,546,505	1,505,400
Total segment borrowings			1,258,773	1,253,224
Selected Financial Ratios
Return on average assets	2.44%	1.81%	2.42%	1.87%
Return on average equity	13.69	13.35	14.21	12.78
Interest yield	13.45	13.34	13.37	13.32
Net interest margin, gross	10.06	10.08	10.06	10.23
Net interest margin, net of allowance	10.58	10.55	10.56	10.65
Reserve coverage (2)	5.10	4.53	5.10	4.53
Delinquency status (3)	0.57	0.50	0.57	0.50
Charge-off ratio (4)	3.36	3.18	3.74	3.48
(1)
Inclusive of both loans held for investment and loans held for sale.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
The charge-off ratio in the recreation lending segment was 3.23% and 3.58% for the three and nine months ended September 30, 2025 when including loans held for sale.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in swimming pools, roofs, and windows at 31%, 29%, and 11% of total home improvement loans outstanding as of September 30, 2025, as compared to 38%, 24%, and 13% as of September 30, 2024, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas representing 13% and 12% of loans outstanding as of September 30, 2025, with each state representing 11% as of September 30, 2024 and no other states at or above 10%. As of September 30, 2025 and 2024, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding, measured at origination, were 767 and 766. The weighted average FICO scores at the time of origination for the loans funded in the nine months ended September 30, 2025 and 2024 were 779 and 781.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 700 contractors and FSPs. Our top ten contractors and FSP relationships were responsible for 62% of home improvement lending’s new loan originations for the nine months ended September 30, 2025. The percentage of new loan originations by the top ten contractor and FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of tens of thousands of geographically distributed loans with an average loan size of approximately $22,000 as of September 30, 2025. The loans are fixed rate with an average term at origination, for loans originated in the current year of approximately 15 years. The weighted average maturity of our loans outstanding as of September 30, 2025 was approximately 13 years.

As of September 30, 2025, the home improvement portfolio totaled $804.0 million, with allowance for credit losses increasing 4% from a year ago reflecting higher delinquency and potential losses. The average interest rate charged on our loans increased 11 basis points to 9.87% at September 30, 2025 from a year ago.

During the three and nine months ended September 30, 2025, we originated $59.7 million and $162.8 million of home improvement loans, compared to $96.5 million and $216.1 million for the three and nine months ended September 30, 2024. The lower origination volumes reflect our focus on originating loans that we believe will perform better during economic downturns, as well as our efforts to maintain origination volumes that align with our capital levels. The following table presents quarterly originations for 2025, 2024, and 2023.

(Dollars in thousands)	2025	2024	2023
First Quarter	$48,796	$51,576	$94,981
Second Quarter	54,253	67,990	117,035
Third Quarter	59,711	96,545	79,333
Fourth Quarter	—	82,531	66,045
Year Ended	$162,760	$298,642	$357,394

As of September 30, 2025, less than 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the nine months ended September 30, 2025 and years ended December 31, 2024 and 2023.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
September 30, 2025	$162,760	$65	*
December 31, 2024	298,642	586	*
December 31, 2023	357,394	3,094	*

(*) Less than 1%.

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$20,453	$19,008	$60,357	$54,106
Total interest expense	7,344	7,033	21,633	18,773
Net interest income	13,109	11,975	38,724	35,333
Provision for credit losses	2,125	4,855	8,904	9,032
Net interest income after credit loss provision	10,984	7,120	29,820	26,301
Other income	2	2	7	7
Operating expenses:
Salaries	(2,170)	(2,018)	(6,523)	(6,099)
Loan servicing fees and collection costs	(941)	(899)	(2,874)	(2,657)
Other costs	(1,480)	(2,829)	(4,888)	(6,561)
Net income before taxes	6,395	1,376	15,542	10,991
Income tax provision	(1,943)	(290)	(4,827)	(3,509)
Net income after taxes	$4,452	$1,086	$10,715	$7,482
Balance Sheet Data
Total loans, gross			$804,003	$814,071
Allowance for credit losses			20,465	19,731
Total loans, net			783,538	794,340
Total assets			788,764	798,261
Total segment borrowings			642,012	664,541
Selected Financial Ratios
Return on average assets	2.24%	0.55%	1.80%	1.31%
Return on average equity	12.59	3.86	10.57	8.69
Interest yield	10.11	9.51	9.95	9.38
Net interest margin, gross	6.48	5.99	6.38	6.12
Net interest margin, net of allowance	6.65	6.14	6.55	6.26
Reserve coverage (1)	2.55	2.42	2.55	2.42
Delinquency status (2)	0.16	0.19	0.16	0.19
Charge-off ratio (3)	1.03	1.76	1.48	1.78
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California and New York having 25% and 10% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the three and nine months ended September 30, 2025, net gains of $0.3 million and $15.8 million were recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, construction, and wholesale trade making up 56%, 16%, and 10%, of the loans outstanding as of September 30, 2025. During the nine months ended September 30, 2025, we originated $36.6 million of new commercial loans.

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2025 and 2024. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$4,227	$3,761	$11,325	$10,944
Total interest expense	1,252	1,063	3,462	3,217
Net interest income	2,975	2,698	7,863	7,727
Provision for credit losses	1,414	252	7,440	946
Net interest income after credit loss provision	1,561	2,446	423	6,781
Other income:
Gains on equity investments, net	257	(519)	15,783	3,136
Other income	3	105	477	638
Operating expenses:
Salaries	(1,133)	(883)	(3,349)	(2,620)
Other costs	(357)	(352)	(1,023)	(1,037)
Net income before taxes	331	797	12,311	6,898
Income tax provision	(50)	(159)	(3,823)	(2,202)
Net income after taxes	$281	$638	$8,488	$4,696
Balance Sheet Data
Total loans, gross			$135,123	$110,143
Allowance for credit losses			11,397	5,114
Total loans, net			123,726	105,029
Total assets			125,349	105,232
Total segment borrowings			102,027	87,604
Selected Financial Ratios
Return on average assets	0.89%	2.41%	9.73%	5.92%
Return on average equity	5.19	16.38	58.17	38.63
Interest yield	13.24	13.57	12.48	13.20
Net interest margin, gross	9.05	9.74	8.69	9.32
Net interest margin, net of allowance	9.84	10.19	9.33	9.69
Reserve coverage (1)	8.43	4.64	8.43	4.64
Delinquency status (2)	13.99	7.39	13.99	7.39
Charge-off (recovery) ratio (3)	3.38	—	1.36	(0.02)
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

	As of September 30,
	2025		2024
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$33,350	25%	$33,183	30%
New York	13,552	10	2,271	2
Texas	12,187	9	10,806	10
Wisconsin	10,723	8	11,646	11
Other	65,311	48	52,237	47
Total	$135,123	100%	$110,143	100%

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three and nine months ended September 30, 2025, we continued to utilize a taxi medallion value of $79,500 in the New York City and Newark markets despite fluctuating transfer prices that have exceeded that value, with all other markets being valued at $0 at the end of the quarter. We continued to not recognize interest income with all loans being placed on nonaccrual (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due.

During the three and nine months ended September 30, 2025, we collected $6.1 million and $11.1 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $3.4 million and $6.5 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at the higher levels experienced in prior years.

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$91	$184	$243	$514
Total interest expense	16	30	66	83
Net interest income	75	154	177	431
Benefit for credit losses	(1,691)	(2,450)	(3,126)	(4,368)
Net interest income after credit loss benefit	1,766	2,604	3,303	4,799
Other income	1,781	321	3,373	1,294
Operating expenses:
Salaries	(509)	(747)	(1,742)	(2,186)
Loan servicing fees and collection costs	(36)	(239)	(287)	(645)
Other costs	(275)	(458)	(614)	(729)
Net income before taxes	2,727	1,481	4,033	2,533
Income tax provision	(838)	(457)	(1,253)	(809)
Net income after taxes	$1,889	$1,024	$2,780	$1,724
Balance Sheet Data
Total loans, gross			$1,509	$3,243
Allowance for credit losses			322	1,290
Total loans, net			1,187	1,953
Total assets			5,204	6,208
Total segment borrowings			4,236	5,168
Selected Financial Ratios
Return on average assets	133.67%	50.54%	60.34%	26.64%
Return on average equity	748.44	302.61	355.24	155.33
Interest yield	22.66	21.96	19.60	20.59
Net interest margin, gross	18.68	18.38	14.46	16.65
Net interest margin, net of allowance	23.84	30.60	18.90	27.99
Reserve coverage (1)	21.35	39.78	21.35	39.78
Recovery ratio (2)	(417.16)	(279.58)	(237.51)	(159.26)
(1)
Allowance for credit losses as a percent of gross loans.
(2)
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

This segment includes loans related to our strategic partnership program, which are issued by the Bank. The associated activities of the strategic partnership program are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnership loans were $15.3 million as of September 30, 2025 and $3.2 million as of September 30, 2024, with originations of $208.4 million and $513.2 million during the three and nine months ended September 30, 2025 and $39.9 million and $80.0 million during the three and nine months ended September 30, 2024.

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Selected Earnings Data
Total interest income	$2,435	$2,013	$6,580	$5,759
Total interest expense	2,986	2,980	9,627	8,417
Net interest expense	(551)	(967)	(3,047)	(2,658)
Strategic partnership fee income	990	400	2,461	1,206
Other (loss) income	(72)	78	(96)	52
Operating expenses:
Salaries	(2,858)	(2,548)	(8,547)	(7,819)
Loan servicing fees and collection costs	(19)	(13)	(49)	(53)
Other costs	(830)	3,844	(3,016)	4,567
Net (loss) income before taxes	(3,340)	794	(12,294)	(4,705)
Income tax benefit (provision)	996	(339)	3,819	1,502
Net (loss) income after taxes	$(2,344)	$455	$(8,475)	$(3,203)
Balance Sheet Data
Total loans			$15,277	$3,193
Total assets			434,565	464,951
Total segment borrowings			353,713	387,066

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on average assets	1.88%	1.43%	1.91%	1.51%
Return on average equity	10.73%	9.46%	11.41%	9.62%
Return on average stockholders' equity	7.85%	9.61%	10.71%	9.79%
Net interest margin, gross	8.21%	8.11%	8.07%	8.11%
Equity to assets (1)	17.13%	14.97%	17.13%	14.97%
Debt to equity (1) (2)	4.8x	5.5x	4.8x	5.5x
Net loans receivable to assets (3)	84%	83%	84%	83%
Net charge-offs	$14,399	$13,421	$48,447	$43,646
Net charge-offs as a % of average loans receivable (4)	2.26%	2.18%	2.60%	2.51%
Reserve coverage ratio (5)	4.47%	3.88%	4.47%	3.88%
(1)
Includes $99.4 million and $68.8 million related to non-controlling interests in consolidated subsidiaries as of September 30, 2025 and 2024.
(2)
Excludes deferred financing costs of $9.0 million as of both September 30, 2025 and 2024.
(3)
Includes both loans held for investment and loans held for sale.
(4)
Net charge-offs as a percent of annual average gross loans.
(5)
Allowance for credit losses as a percent of loans held for investment. Loans held for sale are carried at the lesser of amortized cost or fair value, do not have an allowance for credit losses, and are excluded from this calculation.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

Net income attributable to shareholders was $7.8 million and $30.8 million, or $0.32 and $1.28 per diluted share, for the three and nine months ended September 30, 2025, compared to $8.6 million and $25.7 million, or $0.37 and $1.09 per diluted share, for the three and nine months ended September 30, 2024.

Total interest income was $80.8 million and $233.6 million for the three and nine months ended September 30, 2025, compared to $76.4 million and $214.2 million for the three and nine months ended September 30, 2024. The increase in interest income reflects the continued growth in our lending segments, particularly recreation lending, as well as an increased weighted average interest rates charged on loans. The yield on interest earning assets was 11.92% and 11.75% for the three and nine months ended September 30, 2025, compared to 11.75% and 11.54% for the three and nine months ended September 30, 2024. The increase reflects higher interest rates on new originations in our recreation and home improvement lending segments, with the yield anticipated to continue to increase as older loans, written at lower rates, amortize and newer originations at the higher current rates continue to become a larger portion of our portfolio. We expect this increased yield to be partially offset by lower originations due to the economic environment and our risk mitigation strategy, as further described below.

Loans, inclusive of both loans held for investment and those held for sale, were $2.559 billion as of September 30, 2025, comprised of recreation ($1.603 billion), home improvement ($804.0 million), commercial ($135.1 million), strategic partnership ($15.3 million), and taxi medallion ($1.5 million) loans. We had an allowance for credit losses as of September 30, 2025 of $111.1 million, which was attributable to recreation (71%), home improvement (18%), commercial (10%), and taxi medallion (less than 1%) loans.

Loans increased $74.0 million, or less than 3% for the quarter from June 30, 2025 and $68.1 million, or less than 3%, from December 31, 2024. Originations for the three and nine months ended September 30, 2025 were $427.4 million and $1,084.1 million compared to $275.6 and $757.8 million for the three and nine months ended September 30, 2024. Originations for the three and nine months ended September 30, 2025 included $208.4 million and $513.2 million of strategic partnership program loans. Comparatively, originations for the three and nine months ended September 30, 2024 included $39.9 million and $80.0 million in strategic partnership loans. Originations decreased in both of our consumer segments during the nine months ended September 30, 2025 as we continued to focus on originating loans that we believe will perform better during economic downturns, as well as adjusting origination volumes to align with our capital requirements.

The provision for credit losses were $18.6 million and $62.1 million for the three and nine months ended September 30, 2025, compared to $20.2 million and $55.9 million for the three and nine months ended September 30, 2024 and included net loan benefits in the taxi medallion lending segment of $1.7 million and $3.1 million in the three and nine months ended September 30, 2025, as compared to $2.5 million and $4.4 million for the 2024 periods. Credit loss provisions were $16.7 million for recreation loans, $2.1 million for home improvement loans and $1.4 million for commercial loans during the quarter and were $48.9 million, $8.9 million and $7.4 million for the year to date period. Gross charge-offs for the quarter were $16.8 million, $3.8 million and $1.1 million in the recreation, home improvement and commercial segments and were $53.4 million, $13.0 million and $1.2 million for the year to date period. Charge-offs in both the recreation and home improvement lending segments correlate with delinquency status, which improved from December 31, 2024, consistent with seasonal trends. Compared to a year ago, home improvement loan delinquencies improved, with total delinquencies decreasing from 1.02% to 0.92%, while recreation loans continued to be somewhat elevated, with total delinquencies being 4.79% compared to 4.30% a year ago. For both of these segments, delinquencies is one of the factors which drives our allowance for credit loss, which was 5.10% and 2.55% at September 30, 2025 for recreation and home improvement loans, as compared to 4.53% and 2.42% at September 30, 2024. Provisions and the correlated allowance for credit losses of commercial loans are assessed on specific indicators, such as, the underlying borrower not performing as expected and consideration for the current economic environment and economic policies which impact, or are likely to impact, the borrower's underlying business operations.

Interest expense was $25.1 million and $73.2 million for the three and nine months ended September 30, 2025, compared to $23.7 million and $63.7 million for the three and nine months ended September 30, 2024, reflecting both higher average borrowings and higher average borrowing costs during the three and nine months ended September 30, 2025, with borrowing costs expected to remain elevated in the current interest rate environment. The average cost of borrowed funds was 4.28% and 4.22% for the three and nine months ended September 30, 2025, compared to 4.05% and 3.86% for the three and nine months ended September 30, 2024. The increases of 23 and 36 basis points over the prior year periods are largely attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing loans with lower rates. As we replace upcoming deposit maturities with new issues, we expect our cost of funds to further increase. During the three months ended September 30, 2025, we issued certificates of deposit at rates up to 3.98% and 4.03% for three and five year certificates of deposit, with the most recent issuances during the quarters being at rates of 3.73% and 3.78%. In addition, we expect our interest expense related to SBA borrowings to increase as newly issued SBA debentures carry a higher rate compared to some of our previously issued debentures. Average debt outstanding was $2.324 billion for the three months ended September 30, 2025 which is comparable to $2.328 billion for the three months ended September 30, 2024. Average debt outstanding for the nine months ended September 30, 2025 was $2.317 billion, compared to $2.206 billion for nine months ended September 30, 2024, as we increased our borrowings, particularly certificates of deposit to fund our loan growth. See page 42 for tables that present average balances and cost of funds for our funding sources.

Net interest income was $55.7 million and $160.5 million for the three and nine months ended September 30, 2025, compared to $52.7 million and $150.5 million for the three and nine months ended September 30, 2024. The net interest margin before the impact of the allowance for credit losses was 8.21% and 8.07% for the three and nine months ended September 30, 2025, compared to 8.11% for both the three and nine months ended September 30, 2024, reflecting the above, particularly the rising cost of borrowings experienced over the prior year quarter, partially offset by higher yields on loans and investments compared to the prior year quarter. With the rates we charge on outstanding loans being fixed, and our cost of funds increasing, our net interest margin has tightened over the prior periods as we can only increase our yield through higher rates charged on new originations. Recently we have begun to see our margin stabilize, with expansion in the three months ended September 30, 2025. We expect this trend to continue to some degree as our cost of funds, particularly on deposits, continues to stabilize, with the current average rate on deposits of 3.82% being in line with new issuance costs during the quarter.

Net other income, which is comprised primarily of gains on equity investments, gains related to and in connection with the disposition of taxi medallion assets, and fees associated with our strategic partnership program, as well as prepayment fees, servicing fee income, and late charges was $3.0 million and $23.9 million for the three and nine months ended September 30, 2025, compared to $0.6 million and $7.1 million for the three and nine months ended September 30, 2024. Net equity gains were $0.3 million and $15.8 million for the three and nine months ended September 30, 2025 compared to a net loss of $0.6 million and net gains of $3.1 million for the three and nine months ended September 30, 2024. Net other income includes $1.8 million and $3.4 million of gains on the disposition of taxi medallion assets, $1.0 million and $2.5 million of strategic partnership fees earned for the three and nine months ended September 30, 2025. Additionally, net other income includes $1.3 million of gains in the nine months ended September 30, 2025 related to a sale of recreation loans.

Operating expenses were $20.7 million and $63.0 million for the three and nine months ended September 30, 2025, compared to $19.0 million and $57.2 million for the three and nine months ended September 30, 2024. Salaries and benefits were $10.1 million and $30.3 million for the three and nine months ended September 30, 2025, compared to $9.5 million and $28.3 million for the three and nine months ended September 30, 2024, primarily reflecting greater head count at our operating subsidiaries, Medallion Bank and Medallion Capital, and higher incentive compensation at certain segments due to higher performance. Additionally, other expenses were higher, particularly depreciation and technology-related expenses associated with our loan servicing platform.

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

The following table presents our interest rate sensitivity gap at September 30, 2025. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

September 30, 2025 Cumulative Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate	$33,611	$27,362	$67,870	$58,808	$94,463	$80,265	$2,144,832	$2,507,211
Adjustable rate	366	4	10	—	6	—	—	386
Investment securities and equity investments	4,956	648	3,170	9,128	3,058	9,016	40,410	70,386
Cash and cash equivalents	150,978	—	—	—	—	—	—	150,978
Total earning assets	$189,911	$28,014	$71,050	$67,936	$97,527	$89,281	$2,185,242	$2,728,961
Interest bearing liabilities
Deposits	$604,598	$601,480	$417,372	$190,567	$241,994	$—	$—	$2,056,011
Privately placed notes	31,250	—	92,750	—	—	—	22,500	146,500
SBA debentures and borrowings	14,000	2,000	1,250	1,250	3,000	—	63,500	85,000
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	35,000	—	—	—	—	—	—	35,000
Total liabilities	$684,848	$603,480	$511,372	$191,817	$244,994	$—	$119,000	$2,355,511
Interest rate gap	$(494,937)	$(1,070,403)	$(1,510,725)	$(1,634,606)	$(1,782,073)	$(1,692,792)	$373,450	$—
Cumulative interest rate gap	$(494,937)	$(1,070,403)	$(1,510,725)	$(1,634,606)	$(1,782,073)	$(1,692,792)	$373,450	$—
December 31, 2024 (2)	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$—
December 31, 2023 (2)	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (18%) as of September 30, 2025, and was (18%) as of December 31, 2024.
(2)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.7 billion and interest rate sensitive liabilities were $2.4 billion at September 30, 2025. The one-year cumulative interest rate gap was a negative $494.9 million, or 18% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

Our trust preferred securities bear a variable rate of interest of the 90-day Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points. As of September 30, 2025, these borrowings had a cost of 6.52%, a reduction of 86 basis points from a year ago.

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

Over the years, the SBA has approved commitments for Medallion Capital, typically for a four and a half year term and a 1% fee. On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing, all of which had been utilized as of September 30, 2025.

In September 2023, we completed a private placement to certain institutional investors of $39.0 million aggregate principal amount of 9.25% unsecured senior notes due September 2028, with interest payable semiannually.

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of September 30, 2025, the Bank had $4.6 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of September 30, 2025, the Bank had $189.6 million in home improvement loans pledged as collateral to the Federal Reserve. The current advance rate on the pledged securities is approximately 45% of book value, for a total of approximately $85.7 million in secured borrowing capacity, of which none was utilized as of September 30, 2025.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of September 30, 2025, there was $35.0 million outstanding with respect to these arrangements.

The net proceeds from the various private placements were used for general corporate purposes, including repayment of outstanding debt, including some borrowings at a discount, and to repurchase, repay, and cancel $36.0 million of our 8.25% notes, which matured in March 2024.

Subject to market conditions, the Bank may seek to issue one or more additional series of preferred stock in order to increase capital levels, grow the consumer loan portfolios or, depending on the size and other terms of any such issuance and subject to receipt of any required regulatory approvals, redeem some or all of its outstanding preferred stock. Any determination to seek to redeem some or all of the Bank’s outstanding preferred stock would be based on its actual and anticipated capital levels and capital deployment opportunities. There can be no assurance that the Bank will issue additional series of preferred stock or, if it does, that it will apply the proceeds to redeem any series of preferred stock. On July 1, 2025, the Bank redeemed its Series F Preferred Stock, in its entirety, for an aggregate amount of $46.0 million, which resulted in a $3.5 million charge to earnings attributable to common shareholders upon the redemption.

The table below presents the components of our debt as of September 30, 2025, exclusive of deferred financing costs of $9.0 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage (1)	Rate (2)
Deposits (3)	$2,056,011	87%	3.82%
Privately placed notes	146,500	6	8.12
SBA debentures and borrowings	85,000	4	3.98
Trust preferred securities	33,000	1	6.52
Federal reserve and other borrowings	35,000	1	4.55
Total outstanding debt	$2,355,511	100%	4.14%
(1)
Percentages may not foot due to rounding.
(2)
Weighted average contractual rate as of September 30, 2025.
(3)
Balance excludes $5.3 million of strategic partner reserve deposits as of September 30, 2025.

Our contractual obligations expire on or mature at various dates through September 2037. The following table presents our contractual obligations at September 30, 2025.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits (2)	$604,598	$601,480	$417,372	$190,567	$241,994	$—	$2,056,011
Privately placed notes	31,250	—	92,750	—	—	22,500	146,500
SBA debentures and borrowings	14,000	2,000	1,250	1,250	3,000	63,500	85,000
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	35,000	—	—	—	—	—	35,000
Total outstanding borrowings	684,848	603,480	511,372	191,817	244,994	119,000	2,355,511
Operating lease obligations	2,561	1,827	588	586	602	96	6,260
Total contractual obligations	$687,409	$605,307	$511,960	$192,403	$245,596	$119,096	$2,361,771
(1)
Total debt is exclusive of deferred financing costs of $9.0 million as of September 30, 2025.
(2)
Balance excludes $5.3 million of strategic partner reserve deposits as of September 30, 2025.

Approximately $1.3 billion of our borrowings have maturity dates during the next two years, a majority of which are brokered certificates of deposit that have no right of voluntary withdrawal. We are seeking to refinance the $31.25 million of privately placed notes that mature in February 2026.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of September 30, 2025 by $1.7 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $0.9 million at September 30, 2025. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at September 30, 2025. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Funding LLC	Medallion Capital, Inc.		Freshstart Venture Capital Corp.	Medallion Bank		September 30, 2025	December 31, 2024
Cash, cash equivalents and federal funds sold	$20,129	$305	$14,954	(1)	$3,488	$112,102		$150,978	$169,572
Trust preferred securities	33,000							33,000	33,000
Average interest rate	6.52%							6.52%	6.83%
Maturity	9/37							9/37	9/37
Privately placed notes	146,500							146,500	146,500
Average interest rate	8.12%							8.12%	8.12%
Maturity	2/26 - 8/39							2/26 - 8/39	2/26 - 8/39
SBA debentures & borrowings
Amounts available			—					—	28,750
Amounts outstanding			85,000					85,000	70,250
Average interest rate			3.98%					3.98%	3.53%
Maturity			3/26 - 9/35					9/25 - 9/35	3/25- 3/34
Brokered certificates of deposit						2,061,261	(2)	2,061,261	2,094,663
Average interest rate						3.82%		3.82%	3.71%
Maturity						10/25 - 9/30		10/25 - 9/30	1/25 - 12/29
Federal reserve and other borrowings						35,000		35,000	35,000
Average interest rate						4.55%		4.55%	4.55%
Maturity						N/A		N/A	N/A
Total cash	$20,129	$305	$14,954		$3,488	$112,102		$150,978	$169,572
Total debt outstanding	$179,500	$—	$85,000		$—	$2,096,261		$2,360,761	$2,379,413
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $5.3 million related to the strategic partnership program and $11.7 million related to listing services.

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

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the three months ended September 30, 2025, the Company did not repurchase any of its common stock. Accordingly, as of September 30, 2025, up to $14,406,534 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the quarter ended September 30, 2025, the Company did not repurchase any shares of its common stock. Accordingly, as of September 30, 2025, up to $14,406,534 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBITS

Number	Description

3.1

Fourth Amended and Restated By-Laws of Medallion Financial Corp., as amended and restated as of October 24, 2025. Filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2025 (File No. 001-37747) and incorporated by reference herein.

10.1

Amendment No. 3 to First Amended and Restated Employment Agreement, dated and effective as of October 24, 2025, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2025 (File No. 001-37747) and incorporated by reference herein.

10.2

Amendment No. 4 to First Amended and Restated Employment Agreement, dated and effective as of October 24, 2025, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 28, 2025 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	November 4, 2025

By:	/s/ Alvin Murstein
Alvin Murstein
Chairman and Chief Executive Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.