Form 10-K
period 2025-12-31
MEDALLION FINANCIAL CORP
filed 2026-03-10
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on June 30, 2025, as reported on NASDAQ, was $174,163,971.14.

The number of outstanding shares of registrant’s common stock, par value $0.01, as of March 9, 2026 was 23,530,083.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, for which a Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

MEDALLION FINANCIAL CORP.

2025 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. OUR BUSINESS

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is operating and growing our consumer finance and commercial lending businesses. Our total assets were $2.96 billion as of December 31, 2025 and $2.87 billion as of December 31, 2024.

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

The following table presents our loans receivable as of December 31, 2025.

(Dollars in thousands)	Loans	Allowance for Credit Losses	Net Loans
Loans held for investment:
Recreation	$1,617,221	$85,956	$1,531,265
Home improvement	810,237	19,563	790,674
Commercial	123,068	9,052	114,016
Taxi medallion	1,179	218	961
Total loans held for investment	2,551,705	114,789	2,436,916
Loans held for sale, at lower of amortized cost or fair value:
Recreation	—	—	—
Strategic partnership	15,144	—	15,144
Total loans held for sale, at lower of amortized cost or fair value	15,144	—	15,144
Total loans	$2,566,849	$114,789	$2,452,060

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans, comprising 63% of our loans receivable as of December 31, 2025. The segment is a significant source of income, accounting for 66% of our interest income for the year ended December 31, 2025. All of our recreation loans are serviced by a third-party loan servicer that we have used since the business’s inception.

We maintain relationships with approximately 3,400 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable to us. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten relationships were responsible for 39% of recreation lending’s new loan originations for the year ended December 31, 2025 consistent with the year ended December 31, 2024. The percentage of new loan originations by the top ten dealers and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $22,000 as of December 31, 2025, with an average loan size at origination during 2025 of approximately $29,000. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding is 11 years. The size, geographic dispersion, source and collateral variety of the loans reduces our risk. The loans are secured primarily by RVs, or recreational vehicles, boats, collector cars, and other consumer recreational equipment, of which RVs make up 54% of the portfolio, boat loans making up 21%, and collector cars making up 13% of the portfolio as of December 31, 2025. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, at 17% and 10% of loans outstanding as of December 31, 2025 with no other states at or above 10%. As of December 31, 2025, 2024, and 2023, the weighted average FICO scores, measured at origination, of our recreation loans outstanding, inclusive of loans held for sale, were 686, 685 (683 exclusive of loans held for sale), and 683. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2025, 2024, and 2023 were 688, 685 (686 exclusive of loans held for sale), and 686.

Home Improvement Lending

Working directly with contractors and FSPs, we offer flexible customer financing for window, siding, and roof replacement, swimming pool installations, and other home improvement projects. Our core product is a standard installment loan, which features affordable monthly payments and competitive interest rates for prime credit customers. We also offer a variety of promotional loan options to help contractors close a challenging sale. Promotional loan options include same-as-cash, no interest, and deferred payment features, which allow borrowers to reduce the total cost of financing or start repayments when it is most convenient. Home improvement loans comprised 32% of our loans receivable as of December 31, 2025.

Home improvement lending operates in a manner similar to recreation lending, with a few key differences. We currently maintain a smaller number of relationships, with approximately 700 contractors and FSPs. Management monitors the number of contractors and FSPs and their relative contributions as a means of assessing market share and segment growth. Most of our home improvement-financed sales take place in the borrower’s home instead of a store, with the contractor presenting the borrower with a bid that includes a financing option.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. Our top ten contractors and/or FSP relationships were responsible for 61% of home improvement lending’s new loan originations for the year ended December 31, 2025. The percentage of new loan originations by the top ten contractors and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

We offer home improvement loans with only fixed rates, with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding was 13 years as of December 31, 2025. The home improvement loan portfolio had an average loan size of approximately $22,000 at December 31, 2025 and an average loan size at origination during 2025 of approximately $31,000. The geographic dispersion of the home improvement loan portfolio supplements credit quality in reducing our risk. As of December 31, 2025, home improvement loans were concentrated in swimming pools, roofs, and windows at 32%, 28%, and 11%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas at 14% and 12% of loans outstanding as of December 31, 2025, and with no other states at or above 10%. As of December 31, 2025, 2024, and 2023, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding were 767, 767, and 764. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2025, 2024, and 2023 were 779, 781, and 771.

Commercial Lending

We originate subordinated loans to U.S. lower middle market businesses to support acquisitions, recapitalizations, ownership transitions, and growth initiatives. Commercial loans of $123.1 million comprised 5% of our loans receivable as of December 31, 2025.

We focus our marketing efforts primarily on domestic manufacturing and business services, with California, Wisconsin, and New York having 20%, 12%, and 11% of the segment portfolio, and no other states having a concentration at or above 10%. These commercial loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination. As a component of most of the transactions, a portion of the investment is an equity or partnership stake, and occasionally, we also receive warrants to purchase an equity interest in the borrowers or some other form of success fee or profit participation. We seek to expand our commercial loan activities by developing a more diverse borrower base with a wider geographic area of coverage, and by expanding the targeted industries.

Commercial loans are secured by a lien on substantially all business assets, and have interest rates averaging 747 basis points over the prevailing prime rate at the end of 2025, compared to 547 basis points over the prime rate at the end of 2024.

Strategic Partnerships

In 2019, the Bank launched a strategic partnership program to provide lending and other services to financial technology, or fintech, companies. The associated activities are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties without recourse within a specified time after origination, such as three business days. Revenues are currently derived primarily from contracted program fees paid to us by our strategic partners and interest income earned while the loans or receivables remain on our books, offset by any transaction fees paid by us to our strategic partners for their role in processing loan applications. We originated $771.6 million and $203.6 million of strategic partnership loans for the years ended December 31, 2025 and 2024. We held $15.1 million and $7.4 million of strategic partnership loans as of December 31, 2025 and 2024.

Taxi Medallion Lending

Taxi medallion loans and assets of $4.3 million comprised less than 0.2% of our assets as of December 31, 2025. All taxi medallion loans and assets were located in the New York City metropolitan area. A New York City taxi medallion is the only permitted license to operate a taxi and accept street hails in New York City. As reported by the New York City Taxi and Limousine Commission, taxi medallions sold for a variety of prices during 2025 supporting our estimated value of $79,500, net of liquidation costs, as of December 31, 2025.

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

Capitalize on our relationships with dealers, contractors, and FSPs. We are committed to establishing, building, and maintaining relationships with our dealers, contractors, and FSPs. Our marketing efforts are focused on building relationships in consumer markets as we work directly with dealers, contractors, and FSPs to offer quality financing for their customers, including those with past credit challenges. We believe that relationships with dealers and brokers provide us with, in addition to loan origination opportunities, significant benefits, including an additional layer of due diligence on borrowers and additional monitoring capabilities. We have assembled a management team that has developed an extensive network of dealers, contractors, and/or FSP relationships in our target markets. We believe that our management team’s relationships with these dealers, contractors, and FSPs have provided and will continue to provide us with loan origination opportunities. In 2025, all of our consumer loans retained in the portfolio were generated by dealers, contractors, and FSPs.

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

Leverage the skills of our experienced management team. The members of our management team have broad investment and lending backgrounds, with prior experience in banking and non-bank consumer and commercial lending, at specialty finance companies, middle market commercial banks, and other financial services companies. We believe that the experience and contacts of our management team will continue to allow us to effectively implement the key aspects of our business strategy.

Expand our strategic partnership program. We launched an initial fintech partnership during 2020. Our partners are non-banks offering loans and other financial services to their customers. We continue to evaluate possibilities for additional partnerships.

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

Loan Characteristics

Consumer Loans. Consumer loans generally require equal monthly payments covering accrued interest and amortization of principal over a negotiated term, generally around eleven to fourteen years. Interest rates offered are fixed. Borrowers may prepay consumer loans without any prepayment penalty. In general, the Bank has established relationships with dealers, contractors, and FSPs, which are the sources for consumer loan volumes. The loans are made up of recreation loans and home improvement loans which were 67% and 33% of total consumer loans at December 31, 2025.

Our recreation loans are secured primarily by RVs, boats, collector cars, and other consumer recreational equipment with a small proportion of loans secured by other collateral such as motorcycles and boat motors. These loans, which together make up our largest and most profitable loan portfolio, have a weighted average yield of 13.37% at December 31, 2025. Our home improvement loans are secured by the personal property installed on real property, and the security interest for some of these loans is perfected with a UCC fixture filing. As of December 31, 2025, these loans had a weighted average yield of 9.95%.

Commercial Loans. We have typically originated commercial loans in principal amounts ranging from $2.5 million to $6.0 million, and occasionally have originated loans under or in excess of those amounts. These loans are generally retained, typically have terms of five to six years, are non-amortizing with principal due at maturity, and include cash interest payments with the ability to incorporate payment-in-kind interest when appropriate. All loans may be prepaid, and in the first five years, a prepayment fee may be owed to us. The term of, and interest rate charged on, certain of our outstanding loans are subject to the regulations of the Small Business Administration, or the SBA. Under SBA regulations, the maximum rate of interest permitted on loans originated by us is 19%; however, terms and interest rates are subject to market competition for all loans.

Marketing, Origination, and Loan Approval Process

Each loan application is individually reviewed through analysis of several factors, including loan-to-value ratios, the borrower’s credit history, public records, personal interviews, trade references, personal inspection of the premises, and approval from the SBA, or other regulatory body, if applicable. Each commercial and taxi medallion loan applicant is required to provide personal or corporate tax returns, premises leases, and/or property deeds.

Our senior management establishes loan origination criteria for commercial loans. Loans that conform to such criteria may be processed by a loan officer with the proper credit authority, and non-conforming loans (other than those by the Bank) must be approved by our Executive Chairman, Chief Executive Officer, and/or the Chief Credit Officer and the Investment Oversight Committee of our board of directors. Loan criteria for loans originated with the Bank is established by the Bank’s board of directors and senior management. The Bank’s policies identify specific approval authorities for its recreation, home improvement and strategic partnership loans. Policy exceptions are reported to the Bank’s board of directors. Consumer loans are primarily sourced through relationships with RV and boat dealers, home improvement contractors and strategic partners throughout our market area. Commercial loans are generally sourced through a network of private equity sponsors who we have long-standing relationships with and are also referred by contacts with banks.

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

The table below presents our sources of available funds and amounts outstanding under credit facilities, exclusive of deferred financing costs of $8.4 million, and their weighted average interest rates at December 31, 2025. See Note 5 to the consolidated financial statements for additional information.

(Dollars in thousands)	Total
Cash, cash equivalents, and federal funds sold	$201,564
Brokered certificates of deposit & other funds borrowed	2,089,416
Average interest rate	3.87%
Privately placed notes	146,500
Average interest rate	8.12%
Maturity	2/26 - 8/39
SBA debentures and borrowings
Amounts outstanding	85,000
Average interest rate	3.98%
Maturity	3/25- 3/34
Trust preferred securities	33,000
Average interest rate	6.12%
Maturity	9/37
Federal reserve and other borrowings	50,000
Average interest rate	3.75%
Total cash (1)	$201,564
Total debt outstanding	$2,403,916
(1)
Includes $147.4 million at the Bank and $32.1 million at SBIC subsidiaries.

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

Human Capital Resources

As of December 31, 2025, we employed 179 persons: 141 at Medallion Bank, 29 at our parent company, and 9 at Medallion Capital. This compares to 174 persons at the end of 2024: 135 at Medallion Bank, 29 at our parent company, and 10 at Medallion Capital.

Equal employment opportunity is a fundamental principle of ours, where employment is based upon personal capabilities and qualifications. We prohibit and do not tolerate any discrimination against employees, applicants, interns or any other covered persons, and we ensure equal employment opportunity without discrimination on the basis of race, color, creed, religion, national origin, ancestry, ethnicity, citizenship status, physical or mental disability, age, sex (including pregnancy), gender, gender identity or gender expression, marital status, familial status, veteran status, genetic information or any other protected characteristic as established by applicable federal, state or local law.

We incentivize our employees through a combination of competitive salary, equity compensation and other benefits. We provide most employees with incentive compensation in the form of cash and equity. Employee equity ownership helps us attract, retain, motivate and reward employees, while aligning employee compensation with our stockholders’ interests by linking realizable pay with stock performance.

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

SUPERVISION AND REGULATION

Exemption from the 1940 Act

In order to maintain our status as a non-investment company, we operate so as to fall outside the definition of an “investment company” or within an applicable exception. We expect to continue to fall within the exception from the definition of an “investment company” provided under Section 3(c)(6) of the 1940 Act as a company primarily engaged, directly or through majority-owned subsidiaries, in the business of, among other things, (i) banking, (ii) purchasing and otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance and services, and (iii) making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. We monitor our continued compliance with this exception and were compliant as of December 31, 2025.

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

Under the banking charter, the Bank is authorized to make consumer and commercial loans, and may accept all FDIC-insured deposits other than demand deposits (e.g. checking accounts). As a state-chartered, Federal Reserve non-member bank with FDIC-insured deposits, the Bank is examined, supervised and regulated by the FDIC and the Utah Department of Financial Institutions, or the Utah DFI. The statutes enforced by, and regulations and policies of, these agencies affect almost all aspects of its business, including by prescribing permissible types of loans and investments, the amount of required capital, the permissible scope of its activities and various other requirements. If the Bank’s regulators were to determine that we have violated banking laws and regulations, including by engaging in unsafe and unsound practices, the Bank could be subject to enforcement and other regulatory actions, which could have an adverse effect on its business, results of operations and financial condition.

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

The FDIC has adopted a rule, implementing the Community Bank Leverage Ratio. Under the rule, the Community Bank Leverage Ratio is the same as the Tier 1 Leverage Ratio under the Basel III capital rules and a qualifying small banking organization, such as the Bank, that has less than $10 billion in total consolidated assets and meets certain risk-based criteria can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio is greater than 9%. In November 2025, federal banking regulators proposed reducing the Community Bank Leverage Ratio from 9% to 8%. The Bank has not elected and currently does not expect to elect to apply the Community Bank Leverage Ratio framework but will continue to assess the framework and may choose to apply it in the future.

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

From time to time, the FDIC increases base deposit insurance assessment rates. In addition, the FDIC must recover, by special assessment, losses to the FDIC deposit insurance fund as a result of the FDIC’s use of the systemic risk exception to the least cost resolution test under the FDIA.

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

Under Utah law, the Bank may only declare dividends to the Bank’s shareholders out of the Bank’s net profits, after providing for all expenses, losses, interest and taxes accrued or due. Further, the Bank is required to transfer, to a surplus fund, at least 10% of the Bank’s net profits before dividends for the period covered by the dividend until the surplus fund reaches 100% of the Bank’s capital stock. As of December 31, 2025, our risk-based capital ratios were above the regulatory minimums that incorporated the 2.5% capital conservation buffer and satisfies the aforementioned Utah law. Any amount paid from the Bank’s net earnings into a fund for the retirement of outstanding debt capital instruments or preferred stock for the period covered by the dividend will be considered an addition to the Bank’s surplus fund if, upon the retirement of such instruments, the amount paid into the retirement fund for the period may be properly carried to the Bank’s surplus fund.

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

In October 2025, the FDIC and the Office of the Comptroller of the Currency, or OCC, issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement powers under the FDIA. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution.

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

In October 2023, the Federal Reserve, the FDIC and the OCC jointly issued a final rule that significantly amended the agencies’ regulatory framework implementing the CRA. Thereafter, a federal court issued a preliminary injunction enjoining the U.S. federal bank regulatory agencies from enforcing the revised regulations while litigation challenging those regulations remains pending. In July 2025, the federal bank regulatory agencies issued a proposal to rescind the CRA final rule issued in 2023 and to reinstate the CRA framework that was in effect prior to the 2023 final rule.

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

Financial Privacy and Cybersecurity

Federal and state laws contain extensive consumer privacy protection provisions. The Gramm-Leach-Bliley Act requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of institutions' ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Anti-Money Laundering and the USA PATRIOT Act

The Bank is subject to the anti-money laundering, or AML, provisions of the Bank Secrecy Act, or the BSA, as amended by the USA PATRIOT Act, or the PATRIOT Act, and implementing regulations issued by the FDIC and the U.S. Treasury. The PATRIOT Act, which includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, is intended to facilitate the detection and prosecution of terrorism and international money laundering. The PATRIOT Act establishes standards for verifying customer identification incidental to the opening of new accounts. Other provisions of the PATRIOT Act provide for special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity, and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network. The BSA requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The U.S. Treasury’s Office of Financial Crimes Enforcement Network, or FinCEN, issued a final rule, applicable as of May 2018, to clarify and enhance customer due diligence requirements for financial institutions. The rule (among other things) imposed certain obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rule. Bank regulators routinely examine institutions for compliance with customer due diligence obligations.

The Anti-Money Laundering Act of 2020, or AMLA, which amends the BSA, is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to AML compliance for financial institutions; requires the U.S. Department of the Treasury to periodically promulgate priorities for anti-money laundering and countering the financing of terrorism; requires the development of standards by the Treasury Department for testing technology and internal processes for BSA compliance; expands enforcement- and investigations-related authority, including a significant expansion in the available sanctions for certain BSA violations, and expands BSA whistleblower incentives and protections. Certain of the statutory provisions in the AMLA require rulemakings beyond those that have already been finalized, reports and other measures. The impact of the AMLA, including on our compliance costs and compliance risk relating to the BSA, will depend on, among other things, these additional rulemakings and implementation guidance.

In June 2024, FinCEN proposed to amend the anti-money laundering/countering the financing of terrorism, or AML/CFT, cybercrime program requirements for all financial institutions subject to the BSA that have AML/CFT program obligations, including us. The proposal would, among other things, require a financial institution’s risk assessment process to identify, evaluate and document the financial institution’s money laundering, terrorist financing and other illicit activity risks, and update such risk assessments on a periodic basis. In July 2024, the U.S. federal bank regulatory agencies proposed amendments to their respective BSA program rules to align those rules with the June 2024 FinCEN proposal. FinCEN has not yet issued a final rule.

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

Under current SBA regulations, the maximum rate of interest that Medallion Funding and Medallion Capital may charge may not exceed the higher of (i) 19% or (ii) the sum of (a) the higher of (i) that company’s weighted average cost of qualified borrowings, as determined under SBA regulations, or (ii) the current SBA debenture rate, plus (b) 11%, rounded to the next lower eighth of one percent. As of December 31, 2025, the maximum rate of interest permitted on loans originated by our SBICs was 19%. As of December 31, 2025, our outstanding commercial loans had a weighted average rate of interest of 14.22%. Current SBA regulations also require that each loan originated by an SBIC has a term between one and 20 years.

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

As further described under Item 1A. Risk Factors of this Annual Report on Form 10-K, a portion of our borrowings (approximately 4% as of December 31, 2025) are through SBA’s debentures, which provide us access to long-term borrowings (typically 10 years) at fixed rates with coupons typically less than other sources of capital available to us. We currently do not have any approved SBA commitments available. The SBA has informed us that we need to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital is not deemed by the SBA to have a qualified management team. We cannot assure you that such SBA review will find that the management team is qualified and accordingly may not be able to obtain commitments to access additional SBA debentures or refinance existing SBA debentures. If such approval is not received, Medallion Capital will no longer be able to finance investments to portfolio companies using the SBIC license. In addition, the timing of SBA’s approval, if received, is uncertain.

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

The Dodd-Frank Act requires the federal banking regulators and the Securities and Exchange Commission, or the SEC, to establish joint regulations or guidelines at specified regulated entities having at least $1 billion in total assets, such as us, prohibiting incentive-based payment arrangements that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking regulators and the SEC proposed revised rules in 2016, some of which re-proposed revised rules in 2024, none of which have been finalized.

Valid When Made and True Lender

The FDIC has adopted a rule clarifying that a loan made by a state-chartered bank is considered “valid when made” pursuant to the preemptive authority in Section 27 of the FDIA, and therefore the loan’s original terms, including, among others, its interest rate, are valid and enforceable by any subsequent assignee, transferee, or buyer, regardless of the usury laws of other states, or the Valid-When-Made Rule. Under the Valid-When-Made Rule, the interest rate on a bank-made loan remains valid and enforceable even after the bank sells or transfers it to a party that could not have originated the loan on the same terms as the bank. Under the Valid-When-Made Rule, the interest rate on a bank-made loan remains valid and enforceable even after the bank sells or transfers it to a party that could not have originated the loan on the same terms as the bank. In adopting the Valid-When-Made Rule, the FDIC noted that the rule is not intended to address the “true lender” of a loan.

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

Our business is heavily concentrated in consumer lending. As a result, we are more susceptible to fluctuations and risks particular to consumer credit than a more diversified company would be. Our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. This includes, for example, the risk of recession, the impacts of inflation, which has in recent years and could continue to have an adverse effect on consumer spending, a rising interest rate environment, the impact of tariffs, as well as the impact that geopolitical responses to international and regional wars have had on gasoline prices and the economic environment generally in the United States. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have a material adverse effect on our results of operations.

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

Additionally, the risk of recession, higher gasoline prices, volatile real estate values and market conditions, resets of adjustable rate mortgages to higher interest rates, increases in inflation, tariffs on products or component parts of the collateral we finance, general availability of consumer credit, or other factors that impact consumer confidence or disposable income, could increase loss frequency and decrease consumer demand for RVs, boats, trailers, and other consumer products (including in connection with home improvement projects), as well as weaken collateral values on certain types of consumer products. Any decrease in consumer demand for those products could have a material adverse effect on our ability to originate new loans and, accordingly, on our business, financial condition, and results of operations.

Although declines in commodity prices, and more particularly gasoline prices, generally are financially beneficial to the individual consumer, these declines may also have a negative impact on unemployment rates in geographic areas that are highly dependent upon the oil and natural gas industry, which could adversely affect the credit quality of consumers in those areas.

Our balance sheet consists of a significant percentage of non-prime consumer loans, which are associated with higher-than-average delinquency rates and losses. The actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our net interest income.

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

During the year ended December 31, 2025, 36% of our recreation loans originated were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit histories. As of December 31, 2025, 25% of our entire consumer loan portfolio consisted of non-prime receivables. While our underwriting guidelines are designed to confirm that, notwithstanding such factors, the obligor would be a reasonable credit risk, the receivables nonetheless are expected to experience higher default rates than a portfolio of obligations of prime obligors. The weakening of our underwriting guidelines for any reason, such as in response to the competitive environment, in an effort to originate higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or other conditions, may result in loan defaults and charge-offs that may necessitate increases to our allowance for credit losses, each of which could adversely affect our net income and financial condition. In the event of a default on a recreation loan, generally the most practical recovery method is repossession of the financed vehicle, although the collateral value of the vehicle usually does not fully cover the outstanding account balance and costs of recovery. Repossession sales that do not yield sufficient proceeds to repay the receivables in full typically result in losses on those receivables.

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

We originate loans for retention in our loan portfolios by working with third-party sellers of consumer products and not by working directly with consumers. As a result, our ability to originate consumer loans for our portfolio depends on our relationships with a limited number of dealers, contractors and FSPs. Although we have relationships with various dealers, contractors and FSPs, none of our relationships are exclusive and each may be terminated at any time. In addition, a large proportion of our new loan originations is concentrated in our top ten relationships, and the loss of a significant relationship could have a negative effect on demand for our products and our new loan originations. There is also significant competition for the contractor and FSP relationships we depend on in connection with our home improvement lending segment. The loss of any of these relationships, our failure to develop additional relationships, and circumstances in which our existing dealer, contractor, and FSP relationships generate decreased sales and loan volume all may have a material adverse effect on a substantial part of our business, financial condition and results of operations.

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

In addition, the majority of our loan portfolio consists of fixed-rate loans. To the extent our funding costs increase in response to an increase in market rates of interest, an abrupt increase in market rates of interest may have an adverse impact on our results of operations until we are able to originate new consumer loans at higher prevailing interest rates. As noted above, the Federal Reserve has raised certain benchmark interest rates in the recent past in an effort to combat inflation.

Additionally, we borrow to fund our loans and investments, a portion of our income is dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Essentially all of our loans have fixed interest rates, while a portion of our borrowings may reprice at current higher rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Also, we will have to rely on our counterparties to perform their obligations under such hedges.

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

Financing and Related Risks

Failure to raise additional capital could have a material adverse effect on our results of operations and financial position and impact our growth strategy.

We seek to raise additional capital to have sufficient capital resources and liquidity to meet our commitments, including the terms of the 2003 Capital Maintenance Agreement, and fund our business needs and future growth. With the recent repayment at maturity of $31.25 million aggregate principal amount of our privately placed notes in February 2026, we have been seeking, and continue to actively seek, additional debt financing. We cannot assure you that we will be successful in obtaining such additional financing on acceptable terms, if it all.

Similarly, our ability to obtain additional sources of funds including through credit facilities or other alternative sources of financing may be difficult, and we cannot guarantee that we will be able to do so on terms favorable to us or at all. The availability of credit facilities depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit, the financial strength and strategic objectives of the banks that participate in credit facilities and the availability of bank liquidity in general. In addition, as further described below, we currently cannot raise funds through SBA debentures and our ability to do so in the future is subject to uncertainty.

Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of capital markets investors or other disruptions in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, we may have to when many other financial institutions are seeking to raise capital and would then have to compete with those institutions for investors.

An inability to raise additional capital on acceptable terms could have a material adverse effect on our business, financial condition, or results of operations, and adversely impact our growth strategy.

Our subsidiary Medallion Capital’s management team is currently under review by the SBA; until successful completion of the review, which, including the timing thereof, remains uncertain, we cannot obtain financing through the SBA.

A portion of our borrowings (approximately 4% as of December 31, 2025) are through SBA’s debentures, which provide us access to long-term borrowings (typically 10 years) at fixed rates with coupons typically less than other sources of capital available to us. We currently do not have any approved SBA commitments available. The SBA has informed us that we need to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital is not deemed by the SBA to have a qualified management team. We cannot assure you that such SBA review will find that the management team is qualified and accordingly may not be able to obtain commitments to access additional SBA debentures or refinance existing SBA debentures. If such approval is not received, Medallion Capital will no longer be able to finance investments to portfolio companies using the SBIC license. In addition, the timing of SBA’s approval, if received, is uncertain.

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

Medallion Bank’s brokered deposits consist of deposits raised through the brokered deposit market rather than through retail branches. Although Medallion Bank has developed contractual relationships with a diversified group of investment brokers, and the brokered deposit market is well developed and utilized by many banking institutions, conditions could arise that might affect the availability of brokered deposits. Although the Medallion Bank primarily funds its business using FDIC-insured deposits that generally cannot be withdrawn prior to maturity, there can be no assurance that this funding source will continue to be available on the same terms, or at all. In addition, Medallion Bank’s ability to rely on brokered deposits as a source of funding is subject to capitalization requirements set forth in the FDIC’s prompt corrective action framework. Medallion Bank may not accept or renew brokered deposits unless it is “well-capitalized”, or it is “adequately capitalized” and it receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts or renews brokered deposits under a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. See "Our Business - Supervision and Regulation" for additional information.

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

We are primarily a holding company, and we derive most of our operating income and cash flow from our subsidiaries. As a result, we rely heavily upon distributions from our subsidiaries to generate the funds necessary to make payments on our indebtedness and fund operations. Funds are provided to us by our subsidiaries through dividends and payments on intercompany indebtedness, but we cannot assure you that our subsidiaries will be in a position to continue to make these dividend or debt payments. The Utah Department of Financial Institutions and FDIC have the authority to prohibit or to limit the payment of dividends by Medallion Bank. In addition, as a condition to receipt of FDIC insurance, Medallion Bank entered into a capital maintenance agreement with the FDIC requiring it to maintain a 15% Tier 1 leverage ratio (Tier 1 capital to average assets). As of December 31, 2025, Medallion Bank’s Tier 1 leverage ratio was 17.8%. We received dividends from Medallion Bank of $24.0 million in each of the years ended December 31, 2025 and 2024 and received dividends from Medallion Capital of $5.6 million and $1.6 million for the years ended December 31, 2025 and 2024.

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

Federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, are continually undergoing substantial review and change. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. Election outcomes may also drive shifts in governmental policy that could adversely affect us or, more broadly, the business environment in which we operate. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

The USA Patriot Act of 2001 and the BSA require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with BSA and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. Although we have policies and procedures designed to assist in compliance with the BSA and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. We have, in the past, and may in the future be required to pay higher FDIC premiums, and the FDIC has imposed, and could impose in the future, special assessments. See “Supervision and Regulation—Deposit Insurance.” Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security, and data protection laws, including requirements concerning data security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of nonpublic personal information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards considered appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification requirements in certain circumstances in the event of a data security breach. Moreover, legislators and regulators are increasingly adopting or revising, privacy, information security, and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level.

Compliance with current or future privacy, data protection, and information security laws (including those regarding data security breach notification) could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

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

If any of the various dealers, contractors, FSPs or Strategic Partners through which we originate loans fails to fulfill their obligations to consumers or comply with applicable law, we may incur remediation costs. Although the dealers, contractors, FSPs and Strategic Partners that we contract with are required to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not, or a borrower might allege that they did not. This, in turn, can result in claims against us or in loans being uncollectible. In those cases, we may decide that it is beneficial to remediate the situation, either by assisting the borrowers to get a refund, working with the dealers, contractors, FSPs or Strategic Partners to modify the terms of the loans or reducing the amount due by making a concession to the consumer or otherwise. Historically, the cost of remediation has not been material to our business, but it could be in the future.

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

Our subsidiary Medallion Capital’s management team is currently under review by the SBA; until successful completion of the review, which, including the timing thereof, remains uncertain, we cannot obtain financing through the SBA.

A portion of our borrowings (approximately 4% as of December 31, 2025) are through SBA’s debentures, which provide us access to long-term borrowings (typically 10 years) at fixed rates with coupons typically less than other sources of capital available to us. We currently do not have any approved SBA commitments available. The SBA has informed us that we need to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital is not deemed by the SBA to have a qualified management team. We cannot assure you that such SBA review will find that the management team is qualified and accordingly may not be able to obtain commitments to access additional SBA debentures or refinance existing SBA debentures. If such approval is not received, Medallion Capital will no longer be able to finance investments to portfolio companies using the SBIC license. In addition, the timing of SBA’s approval, if received, is uncertain.

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

The consumer lending market is very competitive and is served by a variety of entities, including banks, savings and loan associations, credit unions, independent finance companies, and financial technology companies. The recreation lending and home improvement lending markets are also highly fragmented, with a small number of lenders capturing large shares of each market and many smaller lenders competing for the remaining market share. Our competitors often seek to provide financing on terms more favorable to consumers or dealers, contractors and FSPs than we offer. Many of these competitors also have long-standing relationships with dealers, contractors and FSPs and may offer other forms of financing that we do not offer, e.g., credit card lending. We anticipate that we will encounter greater competition as we expand our operations, and competition may also increase in more stable or favorable economic conditions. In addition, certain of our competitors are not subject to the same regulatory requirements that we are and, as a result, these competitors may have advantages in conducting certain business and providing certain services and may be more aggressive in their loan origination activities. Increasing competition could also require us to lower the rates we charge on loans in order to maintain our desired loan origination volume, which could also have a material adverse effect on our business, financial condition and results of operations.

We have in the past and may in the future pursue new strategies and lines of business, and we may face enhanced risks as a result of these changes in strategy, including from transacting with a broader array of customers and exposure to new assets, activities markets, and regulatory requirements.

Since the formation of the Bank in 2002, we have expanded and changed our strategy and pursued new business lines on more than one occasion, including expanding into our recreation lending, home improvement lending and strategic partnership program businesses and our transition away from taxi medallion loan business.

We may continue to change our strategy and enter new lines of business, including through the acquisition of another company, acquisitions of new types of loan portfolios or other asset classes, expansion of our deposit-taking activities, or otherwise, in the future. Any new business initiatives have in the past and may in the future expose us to new and enhanced risks, including new credit-related, compliance, fraud, market and operational risks, increased compliance and operating costs, different and potentially greater regulatory scrutiny of such new activities and assets, and may expose us to new types of customers as well as asset classes, activities and markets.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services, including with the proliferation and increasing use of artificial intelligence, or AI. The effective use of technology increases efficiency and enables financial institutions to serve customers better. Our future success depends, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to implement new, technology-driven products and services effectively or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the banking industry will continue to emerge, whether AI-related or otherwise, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which may negatively impact our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, and personally identifiable information of our customers and employees, in third-party data centers (including in the cloud or services), and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security and business continuity measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, or vulnerable to other disruptions as a result of systems failures, operational events, employee error or incidents affecting our third-party and cloud service providers (or providers to those third-party service providers). Any such breach or disruption could compromise our networks, and the information stored there could be accessed, publicly disclosed, destroyed, lost or stolen. Any such access, disclosure, destruction or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business. In addition, we may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a security breach or other information technology disruption that affects us. We and our service providers have implemented work-from-home arrangements, which has increased the risk of security breaches and other disruptions.

We have been, and likely will continue to be, the target of attempted cyber-attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber-attacks have not had a material impact on our financial condition, results or business. However, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our work-from-home arrangements, our use of cloud service providers, the outsourcing of some of our business operations, and the interconnectivity and interdependence of third parties to our systems. In addition, our increasing interconnectivity with service providers, dealers, contractors, Strategic Partners and FSPs, including through APIs, increases the risk that a security breach or other disruption affecting a third party materially affects our ability to conduct business. Regulatory agencies have also become increasingly focused on cybersecurity incidents, and we may incur additional expenses in order to comply with new obligations.

We are dependent upon our senior management team for our future success.

We depend on the diligence, skill, and network of business contacts of the investment professionals we employ for sourcing, evaluating, negotiating, structuring, and monitoring our investments. Our future success also depends on our senior management team and its coordination with the senior management team at Medallion Bank. These members of senior management include Alvin Murstein, our Executive Chairman of the Board of Directors, Andrew M. Murstein, our President, Chief Executive Officer and Chief Operating Officer, Anthony N. Cutrone, our Executive Vice President and Chief Financial Officer, Donald S. Poulton, Chief Executive Officer, Medallion Bank, D. Justin Haley, President Medallion Bank, and Steven M. Hannay, Executive Vice President and Chief Lending Officer, Medallion Bank. The departure of any member of our senior management or the senior management team at Medallion Bank could have a material adverse effect on our ability to manage or grow our business and effectively mitigate risk.

The development and rapidly expanding use of AI present risks and challenges that may adversely impact our business.

We or our third-party vendors, service providers, Strategic Partners, dealers, contractors or FSPs with which we have relationships have in the past developed and incorporated, and may in the future develop or incorporate AI technology in certain business processes, services or products. Although we currently do not use any AI tools or models in critical areas of our business, and are not aware of any third-parties that use AI tools or models in a manner that would materially affect our business, the rapidly expanding development and use of AI present a number of risks and challenges to our business.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI, as well as provisions regarding intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could increase our compliance costs and the risk of non-compliance. AI models, notably generative and agentic AI models, may produce output or take action that is incorrect, result in the release of private, confidential or proprietary information, reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made.

Further, we may increase our use of AI tools or models in the future, and in doing so, we may rely on AI models developed by third parties. Such reliance would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and on the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Additionally, we are exposed to risks related to the use of AI technologies by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation, public perception of our business, or the effectiveness of our security measures.

In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative or agentic AI, if used to perpetrate fraud or launch cyberattacks, could cause a significant disruption at a particular financial institution or exchange, which could pose a threat to financial stability.

Our strategic investments may not produce anticipated returns.

Our strategic investments may not generate the anticipated financial or operational benefits, which could adversely affect our business, financial condition, and results of operations. We allocate capital to initiatives such as acquiring interest‑earning assets, expanding personnel, and enhancing technology and advertising, with the expectation that these investments will support long‑term growth. Investments in portfolio expansion may require higher than expected provision for credit losses if performance weakens or market conditions deteriorate. Investments in personnel may increase salary and benefits expense without producing corresponding revenue if productivity or business development efforts fall short. Similarly, expenditures on technology and advertising may not yield the expected increases in customer engagement or loan originations, limiting our ability to achieve projected returns. If these investments do not perform as expected, our profitability and competitive position could be materially and adversely affected.

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

We depend, to a significant extent, on relationships with third parties that provide services, primarily information technology services critical to our operations. Currently, we obtain services from third parties that include information technology infrastructure and support, plus loan origination, loan servicing, and accounting systems and support. If any of our third-party service providers experience difficulties or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our loan origination, loan servicing and accounting services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace these third parties, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyberattack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

Misconduct by current or former employees could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of the dealers, contractors, FSPs, and Strategic Partners that sell our loan products are of critical importance. Our current and former directors, and employees could engage or could have engaged in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, third-party relationships and ability to forge new relationships with third-party dealers, contractors, FSPs or Strategic Partners. Our business often requires that we deal with confidential information. If our current and former directors, and employees were to improperly use or disclose this information or previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our current and former employees or directors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

We borrow money, which magnifies the potential for gain or loss on amounts invested, and increases the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in us. We historically have borrowed from the brokered CD market, private and public note placements, issuance of senior debt securities to banks and other lenders, and through long-term subordinated SBA debentures. These creditors have fixed dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets increases, then leveraging would cause stockholders’ equity to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause stockholders’ equity to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could reduce the amount available for distribution payments.

As of December 31, 2025, we had $2.4 billion of outstanding indebtedness with a weighted average borrowing cost of 4.16%.

Approximately $777.4 million of our borrowing relationships have maturity dates during 2026, a vast majority of which are brokered certificates of deposit. We currently have $33.0 million of indebtedness of which the interest rate is SOFR-based. See Note 5 of our consolidated financial statements for a discussion of the current and new lending arrangements to date.

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

We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2025 by $1.3 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $5.4 million at December 31, 2025. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net increase in net assets resulting from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Climate-related physical risk could disrupt our business and the risk of divergent climate-related requirements and stakeholder expectations could increase compliance costs and uncertainty.

Extreme weather events and shifts in climate may disrupt our operations, the operations of the FSPs, dealers or contractors with which we have relationships, or the businesses and employers of our borrowers. Any such disruptions could adversely affect our business, results of operations and ability to originate new loans. We are exposed to risks arising from evolving public policy and regulatory frameworks and from shifts in market behavior and public sentiment regarding efforts to reduce reliance on carbon-intensive activities, which could adversely affect our business, and results of operations. The transition to a less carbon-dependent economy could also have a negative impact on origination volumes in our recreation lending segment if demand for recreational vehicles decreases due to climate-related concerns. In addition, our credit risks could increase and demand for our products could decrease if and to the extent our borrowers work in industries that are negatively affected by climate change.

Further, differences among jurisdictions and stakeholders in their respective approaches to climate change could increase the likelihood that we are subject to potentially competing legal and regulatory requirements and stakeholder expectations relating to climate-related matters. The risk associated with, and the perspective of regulators, employees and other stakeholders regarding, climate change is evolving rapidly, which makes it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties. Moreover, in light of differing stakeholder perspectives regarding climate change, actions we take, or are perceived not to take, concerning climate-related matters may be criticized by some stakeholders, which could adversely affect our business, market position, and efforts to recruit and retain employees.

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

If our underwriting processes do not adequately assess risk, contain errors or are otherwise ineffective, whether due to automation, inaccurate or incomplete customer information, or otherwise, our reputation and relationships with dealers, contractors and FSPs could be harmed, our market share could decline and our financial condition, liquidity and result of operations could be adversely affected.

Our ability to maintain relationships with dealers, contractors and FSPs is significantly dependent on our ability to effectively evaluate a borrower's credit profile and likelihood of default in a timely fashion. To conduct this evaluation, we utilize credit, pricing, loss forecasting and scoring models that allow us to automate elements of our underwriting processes. Our models are based on algorithms that evaluate several factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future credit loss. We have also been increasing the role of technology and automation in our credit underwriting processes. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates. Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, whether due to flaws in model design, inaccurate or insufficient data (whether acquired by us or provided by our dealers, contractors and FSPs), or otherwise, we may experience higher than forecasted losses and our financial condition, liquidity and results of operations could be adversely affected.

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

From time to time, we have sold portfolios of our consumer loans to manage our capital levels and facilitate future originations to meet customer demand. We completed a sale of a portfolio of our recreation loans in April 2025, and we may conduct additional sales of portions of our consumer loan portfolios in the future. These loan sales subject us to a variety of risks, which we discuss further below.

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

In addition, we must report as held for sale any loans which we have undertaken to sell, whether or not a purchase agreement for the loans has been executed. We must exercise our judgment in determining when loans must be reclassified from held for investment status to held for sale status under applicable accounting guidelines, and loans that have been reclassified to held for sale may ultimately not be sold in a timely manner, or at all. Any failure to accurately report loans as held for sale could result in regulatory investigations and monetary penalties, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our policy is to carry loans held for sale at the lower of cost or fair value. Prior to being sold, any loans classified as held for sale may be adversely affected by market conditions, including changes in interest rates, and by changes in the borrower’s creditworthiness, and the fair value associated with these loans, including any loans originated for sale to the secondary market, may decline prior to being sold. We may be required to reduce the value of any loans we mark held for sale as a result, which could have a material adverse effect on our business, financial condition or results of operations.

Loan portfolio sales we have conducted have generally included loans with stronger credit characteristics than the overall composition of our loan portfolio. Accordingly, following those transactions, the overall credit characteristics of our loan portfolio declined due to the transfer of the loans with stronger credit characteristics. Because the loans subject to the forgoing loan sale are seasoned and have lower interest rates and higher average FICO scores than the overall recreation loan portfolio, the credit and other characteristics of our assets could change following a sale. For example, long-term credit performance would likely worsen with the lower average FICO scores in the loan portfolio.

Although we have engaged in sales of loan portfolios in the past and believe it is likely we will sell loans in the future, there can be no assurance that we will continue to sell loans. When we have engaged in loan sales in the past, our non-interest income for the period in which the sale occurred has increased relative to periods in which we did not conduct loan sales. Accordingly, if attractive sale opportunities were not available, or we were to decide not to pursue sales of loan portfolios in order to support our growth objectives, we may not sell any loans, which, in turn, could have a material adverse effect on our non-interest income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Identifying, assessing, and managing material cybersecurity risks is an important function of our enterprise risk management program. Material cybersecurity risks from cybersecurity threats are managed across Medallion Financial Corp., the Bank, Medallion Capital, and third-party vendors, and monitoring such risks and threats involves coordination between us as the parent company and our two main operating subsidiaries. We continue to integrate our cybersecurity programs into our enterprise risk management program, which is led by various senior representatives of the Company and overseen by the Audit Committee of the Company’s Board of Directors.

Medallion Financial Corp., the Bank and Medallion Capital are each responsible for developing cybersecurity programs appropriate for their respective entities, including as may be required by applicable law or regulation. These programs have been guided by the National Institute of Standards and Technology Cybersecurity Framework, other industry-recognized standards, and contractual requirements, as applicable, and seek to protect each entity against cybersecurity risks and provide a foundation to respond promptly to cybersecurity events. Each entity maintains technical and organizational safeguards, including, among other things, employee testing and training, incident response programs and tabletop exercises, evaluations and assessments by third parties, vulnerability scanning, vendor management, cybersecurity insurance, and business continuity mechanisms for the protection of Company assets. Our programs also assess and manage third party risks, and we perform third-party risk management to identify and mitigate risks from our use of third parties such as vendors, service providers, and other business partners.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, and we currently do not expect that risks from cybersecurity threats are reasonably likely to materially affect us, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material cybersecurity incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

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

ITEM 2. PROPERTIES

We lease office space in New York City for our corporate headquarters under a lease expiring in April 2027. Our New York City office space also handles loan origination and subsidiary operations and our taxi medallion lending segment. Medallion Bank leases office space in Salt Lake City, Utah under a lease expiring in November 2033, which handles the recreation and home improvement lending segments. We also lease office space in Excelsior, Minnesota under a lease expiring February 2031, which handles our commercial lending segment. We do not own any real property, other than foreclosed properties obtained as a result of lending relationships. We believe that our leased properties, taken as a whole, are in good operating condition and are suitable for our current business operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph commences as of December 31, 2020 and compares the Company’s common stock with the cumulative total return for the NASDAQ Composite Index and the Russell 2000 Index. Furthermore, the following graph assumes the investment of $100 on December 31, 2020 in each of the Company’s common stock, the stocks comprising the NASDAQ Composite Index and the Russell 2000 Index and assumes dividends are reinvested.

Cumulative Total Return

Based on Initial Investment of $100 on December 31, 2020, with dividends reinvested

Our common stock is quoted on NASDAQ under the symbol “MFIN.” Our common stock commenced trading on May 23, 1996. As of March 9, 2026, there were approximately 154 holders of record of our common stock. On March 9, 2026, the last reported sale price of our common stock was $9.49 per share.

We are subject to federal and applicable state corporate income taxes on our taxable ordinary income and capital gains. Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend at $0.08 per share. The Company’s board of directors authorized and increased the quarterly dividend to $0.10 per share on October 24, 2023, to $0.11 per share on October 25, 2024, and to $0.12 per share on April 25, 2025, beginning with the dividend paid on May 30, 2025 to holders of record as of May 15, 2025. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2026 for our 2026 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. Such new repurchase program replaced the previous one, which was terminated. During the year ended December 31, 2025, we repurchased 108,351 shares of our common stock at an aggregate cost of $1.0 million. Accordingly, as of December 31, 2025, up to $14,406,534 of shares remain authorized for repurchase under our stock repurchase program.

The following table presents our purchases for the year ended December 31, 2025.

	Total Numbers of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount Paid	Maximum Approximate Dollar Value of Shares that May Yet to Be Purchased under the Plans or Programs
January 1 - January 31	—	$—	—	$—	$15,392,299
February 1 - February 28	—	—	—	—	15,392,299
March 1 - March 31	60,185	8.83	60,185	531,230	14,861,069
April 1 - April 30	—	—	—	—	14,861,069
May 1 - May 31	400	9.04	400	3,614	14,857,455
June 1 - June 30	47,766	9.44	47,766	450,920	14,406,534
July 1 - July 31	—	—	—	—	14,406,534
August 1 - August 31	—	—	—	—	14,406,534
September 1 - September 30	—	—	—	—	14,406,534
October 1 - October 31	—	—	—	—	14,406,534
November 1 - November 30	—	—	—	—	14,406,534
December 1 - December 31	—	—	—	—	14,406,534
Total	108,351	$9.10	108,351	$985,764	$14,406,534

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OBJECTIVE

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the years ended December 31, 2025, 2024, and 2023. This section is intended to provide management's perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section on page 18. Additionally, more information about our business activities can be found in “Business.”

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to fintech partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of December 31, 2025, our consumer loans represented 95% of our gross loan portfolio, inclusive of loans held for sale, and commercial loans represented 5%. Total assets were $2.96 billion as of December 31, 2025 and $2.87 billion as of December 31, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We follow financial accounting and reporting policies that are in accordance with Generally Accepted Accounting Principles, or GAAP. Some of these significant accounting policies require management to make difficult, subjective or complex judgments. The policies noted below, however, are deemed to be our “critical accounting policies” under the definition given to this term by the SEC. According to the SEC, “critical accounting policies” mean those policies that are most important to the presentation of a company’s financial condition and results of operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Provision and Allowance for Credit Losses

The consumer loan allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. In analyzing the adequacy of the allowance for credit losses for recreation and home improvement loans, we segment our consumer loan portfolio by risk pool to reach what we believe to be an appropriate level of homogeneity and use a probability of default, or PD/loss given default, or LGD, model to calculate the allowance. For each loan, PD and LGD values are assigned based on the risk pool and delinquency status of the loan. Those values are determined by historical delinquent loan performance for the respective loan pool and actual loss rates within that pool, including the history of recoveries. The PD value time series for each loan is then modified using a model that incorporates statistically significant macroeconomic factors, such as unemployment rate and consumer spending, to predict increases or decreases in expected default rates. Those modifications are applied over a twelve-month reasonable and supportable forecast period followed by a six-month reversion period. As a final step, qualitative factors may be added to each loan pool based on management judgment, increasing or decreasing the size of the allowance for a particular loan pool. Performing loans are recorded at book value and the general reserve maintained to absorb expected losses is consistent with GAAP.

Management is primarily responsible for the overall adequacy of the allowance. The allowance is evaluated on a regular basis, at least quarterly, by management and is based upon management’s periodic review of the factors noted above. In addition, allowance adequacy is subject to independent credit reviews and a review of the allowance model. Regulators, as an integral part of their supervisory functions, periodically review our consumer loan portfolio and related allowance for credit losses. These regulatory agencies may require us to increase our allowance for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. An increase in the allowance for credit losses required by these regulatory agencies could materially adversely affect our financial condition and results of operations.

Under the CECL lifetime loss standard in effect since January 1, 2023, we calculate the allowance for credit losses using both quantitative and qualitative factors. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in credit characteristics of our loans, loan prepayment and other cash flow-related behaviors, and macroeconomic factors. Periodically, we update our allowance model assumptions based on prior experience. In the fourth quarter of 2025, we updated our prepayment speed assumptions and calculation method, transitioning from a pooled analysis to a loan-level approach, which increased modeled prepayment speeds and had the effect of decreasing the allowance for credit losses for both recreation and home improvement loans. Earlier in 2025, we revised our assumptions to include a redevelopment of our macroeconomic factor model, which increased the allowance's sensitivity to unemployment, the consumer price index, and labor force participation. We also further segmented the recreation loan portfolio by credit risk and further segmented the home improvement portfolio by product type. These adjustments had the effect of increasing the allowance for credit losses for both recreation and home improvement loans.

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

Through December 31, 2024, we evaluated goodwill for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. On October 1, 2025, we changed the annual goodwill impairment testing date from December 31 to October 1 to better align with the timing of our annual long-term planning process. This change was not material to the consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.

Other intangible assets with finite useful lives are amortized either on an accelerated or straight-line basis over their estimated useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

As of December 31, 2025 and 2024, we had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of December 31, 2025 and 2024, we had intangible assets of $17.7 million and $19.1 million. We recognized $1.4 million of amortization expense on the intangible assets for each of the years ended December 31, 2025, 2024 and 2023.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at October 1, 2025. The third-party expert’s assessment determined that it was more likely than not that the fair value of both the recreation lending and home improvement lending segments individually were not less than the carrying value of each of these segments. Based upon inputs and analysis deemed appropriate by the third-party expert, the third-party expert concluded that a fair value premium existed in excess of carrying value with respect to the recreation and home improvement lending segments.

In evaluating both segments, a combination of an income approach (weighted 50%), an earnings-based market approach (weighted 25%), and a book value-based market approach (weighted 25%) were employed by the third-party expert. For the income approach, a discounted cash flow analysis was used. Key inputs and assumptions used in the discounted cash flow analysis included future projected cash flows, risk-adjusted discount rates, capital requirements, and future economic and market conditions. For both segments, a discount rate was estimated using the risk-free interest rate adjusted for specific risk and size premiums, resulting in a discount rate of 16.2% for each of the recreation and home improvement lending segments. For both segments, growth rates consistent with our plan were employed by the third-party expert for a five year period, and a long-term growth rate of 3% was utilized in determining the terminal fair value.

Determining the fair value of a lending segment or an indefinite-lived intangible asset involves the use of significant estimates and assumptions. We believe that the fair value estimates determined by the third-party expert were based on reasonable assumptions and appropriate for the purpose of assessing goodwill for impairment. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates. In addition, we also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. To the extent that we are unable to grow either the recreation lending or home improvement lending segment at the levels forecasted, if we were unable to issue new consumer loans at rates and terms consistent with current practices, and if our cost of borrowings were to increase significantly from current levels without the ability to pass along those rate increases to new borrowers, the fair value of these segments could deteriorate to a level which would require an impairment of goodwill.

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$34,831	$1,245	3.57%	$34,074	$1,523	4.47%	$23,773	$881	3.71%
Federal funds sold	67,425	3,687	5.47	61,975	3,789	6.11	70,021	3,130	4.47
Investment securities	59,909	2,322	3.88	55,004	2,074	3.77	52,065	1,728	3.32
Loans
Recreation	1,566,131	209,321	13.37	1,459,456	194,131	13.30	1,283,434	167,765	13.07
Home improvement	810,645	80,624	9.95	783,677	74,036	9.45	708,031	62,703	8.86
Commercial	122,352	15,904	13.00	110,202	14,033	12.73	99,394	12,903	12.98
Taxi medallion	1,524	432	28.35	3,278	623	19.01	5,924	1,550	26.16
Strategic partnerships	11,350	1,785	15.73	2,624	493	18.75	1,387	380	27.40
Total loans	2,512,002	308,066	12.26	2,359,237	283,316	12.01	2,098,170	245,301	11.69
Total interest-earning assets, before allowance	2,674,167		11.74	2,510,290		11.56	2,244,029		11.19
Allowance for credit losses	(105,650)			(84,471)			(76,596)
Total interest-earning assets, net of allowance	2,568,517	315,320	12.23%	2,425,819	290,702	11.99%	2,167,433	251,040	11.58%
Non-interest-earning assets
Cash	50,724			46,647			16,704
Equity investments	8,849			11,175			11,036
Loan collateral in process of foreclosure	8,678			9,692			18,230
Goodwill and intangible assets	169,228			170,673			172,118
Other assets	55,936			56,270			52,680
Total non-interest-earning assets	293,415			294,457			270,768
Total assets	$2,861,932			$2,720,276			$2,438,201
Interest-bearing liabilities
Deposits	$2,075,071	$80,361	3.88%	$1,994,406	$70,509	3.54%	$1,764,262	$47,784	2.71%
Privately placed notes	146,500	12,674	8.65	141,808	12,255	8.64	123,808	10,286	8.31
SBA debentures and borrowings	75,250	3,168	4.21	72,173	2,850	3.95	68,519	2,387	3.48
Trust preferred securities	33,000	2,224	6.74	33,000	2,553	7.74	33,000	2,489	7.54
Total interest-bearing liabilities	2,329,821	98,427	4.22	2,241,387	88,167	3.93	1,989,589	62,946	3.16
Non-interest-bearing liabilities
Deferred tax liability	19,239			21,048			23,747
Other liabilities (1)	28,635			34,010			37,749
Total non-interest-bearing liabilities	47,874			55,058			61,496
Total liabilities	2,377,695			2,296,445			2,051,085
Non-controlling interest	94,987			69,253			69,253
Total stockholders’ equity	389,250			354,578			317,863
Total liabilities and equity	$2,861,932			$2,720,276			$2,438,201
Net interest income		$216,893			$202,535			$188,094
Net interest margin, gross			8.06			8.05			8.38
Net interest margin, net of allowance			8.40%			8.35%			8.68%
(1)
Includes deferred financing costs of $8.4 million, $8.2 million, and $8.5 million as of December 31, 2025, 2024, and 2023.

For the year ended December 31, 2025, our total loans yielded 12.26% as compared to 12.01% for the year ended December 31, 2024. The 25 basis point increase reflects a higher yield on our loan portfolios, as we have increased the rates charged on new consumer originations over the past year. We have used the higher interest rate environment as an opportunity to increase the rates on both newly issued recreation and home improvement loans, which has increased the yield on these portfolios over time, as well as increased the credit quality of our new issuances, particularly in our recreation lending segment, with the average FICO scores, measured at origination, of our total recreation loans outstanding being 686 and 685 as of December 31, 2025 and 2024. We use weighted average FICO scores as an indicator of portfolio risk.

Our debt, with certificates of deposits being our largest source, funds our growing lending business. Our average interest cost for the year ended December 31, 2025 of 4.22% increased 29 basis points from 3.93% for the year ended December 31, 2024, attributable to the current higher interest rate environment, particularly the higher cost associated with issuing certificates of deposit. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the year ended December 31, 2025, we issued deposits for three-month certificates at rates as high as 4.15% and 4.35% for both 36 month and 60 month certificates, with the most recent 36 month and 60 month issuances in 2025 both at rates of 3.70%. We have taken, and continue to take, steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$299	$(680)	$(381)	$125	$1,177	$1,302	$755	$2,147	$2,902
Investment securities	190	58	248	111	235	346	174	378	552
Loans
Recreation	14,258	932	15,190	23,478	2,888	26,366	25,911	2,709	28,620
Home improvement	2,682	3,906	6,588	7,166	4,167	11,333	16,087	1,913	18,000
Commercial	1,579	292	1,871	1,380	(250)	1,130	1,487	1,711	3,198
Taxi medallion	(497)	306	(191)	(504)	(423)	(927)	(2,062)	2,985	923
Strategic partnerships	1,372	(80)	1,292	233	(121)	112	233	(9)	224
Total interest income from loans	$19,394	$5,356	$24,750	$31,753	$6,261	$38,014	$41,656	$9,309	$50,965
Total interest income from interest-earning assets	$19,883	$4,734	$24,617	$31,989	$7,673	$39,662	$42,585	$11,834	$54,419
Interest-bearing liabilities
Deposits	$3,124	$6,728	$9,852	$8,159	$14,566	$22,725	$8,774	$16,344	$25,118
Privately placed notes	406	13	419	1,560	409	1,969	233	45	278
SBA debentures and borrowings	130	188	318	145	318	463	(23)	182	159
Trust preferred securities	—	(329)	(329)	—	64	64	—	1,206	1,206
Total interest expense from interest-bearing liabilities	$3,660	$6,600	$10,260	$9,864	$15,357	$25,221	$8,984	$17,777	$26,761
Net	$16,223	$(1,866)	$14,357	$22,125	$(7,684)	$14,441	$33,601	$(5,943)	$27,658

For the year ended December 31, 2025, the increase in interest income over the prior year periods was mainly driven by the increase in the size of the consumer loan portfolios, particularly recreation loans, as well as an increase in overall yield on interest-earning assets as we continued to issue new consumer loans at interest rates greater than the weighted average rates of our current portfolio. The increase in interest expense was driven by an increase in borrowing costs, primarily due to the increases in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table presents the average borrowings and related borrowing costs for the years ended December 31, 2025, 2024, and 2023. We expect our borrowing costs to further increase as we take deposits and borrow other funds at current prevailing rates.

We have sought SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects recipients to limits on the amount of secured bank debt they may incur. We have used SBA funding to fund loans that qualify under the SBIA and SBA regulations. As of December 31, 2025 SBA borrowings were less than 4% of total borrowed funds. In February 2024, we obtained an $18.5 million commitment from the SBA, all of which had been utilized as of December 31, 2025. We do not currently have any commitments available from the SBA. Further SBA commitments for additional debenture financing are subject to the successful completion of an SBA review of Medallion Capital’s management team as further discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K.

At December 31, 2025 and 2024, adjustable rate debt constituted less than 2% of total debt, and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the year ended December 31, 2025, there was continued growth in the recreation lending segment, as well as a small increase in the commercial lending segment, but a small decline in the home improvement lending segment, as compared to the prior year, as we intentionally managed origination volumes to align portfolio growth with capital. The following tables present the activity of the loan portfolio, inclusive of loans held for sale and loans held for investment.

December 31, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	468,467	224,478	40,625	258	771,564	1,505,392
Principal receipts, sales, and maturities	(293,199)	(225,794)	(24,870)	(973)	(763,806)	(1,308,642)
Charge-offs	(75,486)	(16,577)	(5,165)	(15)	—	(97,243)
Transfer to loan collateral in process of foreclosure, net	(30,223)	—	—	—	—	(30,223)
Amortization of origination fees and costs, net	(14,653)	4,117	(56)	—	—	(10,592)
Origination fees and costs, net	19,072	(3,198)	100	—	—	15,974
Paid-in-kind interest	—	—	1,161	—	—	1,161
Gross loans – December 31, 2025	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849

December 31, 2024 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	526,634	298,642	14,300	250	203,627	1,043,453
Principal receipts, sales, and maturities	(232,414)	(213,600)	(17,949)	(886)	(196,794)	(661,643)
Charge-offs	(69,349)	(18,035)	(71)	(124)	—	(87,579)
Transfer to loan collateral in process of foreclosure, net	(24,921)	—	(1,627)	(994)	—	(27,542)
Amortization of origination fees and costs, net	(13,502)	4,288	41	—	—	(9,173)
Origination fees and costs, net	20,569	(4,701)	(78)	—	—	15,790
Paid-in-kind interest	—	—	1,830	—	—	1,830
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
(1)
Includes loans held for sale and loans held for investment.

The following table presents the maturities and sensitivity to change in interest rates for our loans as of December 31, 2025.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$29,937	$226,694	$1,988,071	$269,814	$2,514,516
Recreation	3,971	105,235	1,388,345	64,241	1,561,792
Home improvement	3,752	26,245	577,615	205,573	813,185
Commercial	6,731	94,374	22,111	—	123,216
Strategic partnerships	15,144	—	—	—	15,144
Taxi medallion	339	840	—	—	1,179
Adjustable-rate	$309	$—	$—	$—	$309
Recreation	309	—	—	—	309
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans (1)	$30,246	$226,694	$1,988,071	$269,814	$2,514,825
(1)
Excludes deferred costs.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level estimated by management to absorb expected future losses in the portfolios. As of December 31, 2025 and 2024, the allowance totaled $114.8 million and $97.4 million, which represented 4.50% and 4.12% of total loans held for investment, respectively. The provision for credit losses was $89.8 million for the year ended December 31, 2025 compared to $76.5 million for the year ended December 31, 2024 as a result of rising loss rates, fluctuation in delinquencies, and higher expected losses in our recreation loan portfolio and lower recoveries on taxi medallion loans.

During the year ended December 31, 2025, we recognized provisions of $9.0 million related to specific commercial loans, compared to $1.1 million in 2024. Provisions and the correlated allowance for credit losses of commercial loans are assessed on specific indicators, such as, the underlying borrower not performing as expected and consideration of the current economic environment and economic policies which impact, or are likely to impact, the borrower's underlying business operations.

The following table presents the activity in the allowance for credit losses for December 31, 2025 and 2024.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2023	$57,532	$21,019	$4,148	$1,536	$84,235
Charge-offs	(69,349)	(18,035)	(71)	(124)	(87,579)
Recoveries	14,924	4,094	29	5,163	24,210
Provision (benefit) for credit losses	67,995	13,458	1,084	(6,035)	76,502
Balance at December 31, 2024	71,102	20,536	5,190	540	97,368
Charge-offs	(75,486)	(16,577)	(5,165)	(15)	(97,243)
Recoveries	16,432	5,423	—	2,987	24,842
Provision (benefit) for credit losses	73,908	10,181	9,027	(3,294)	89,822
Balance at December 31, 2025	$85,956	$19,563	$9,052	$218	$114,789
(1)
As of December 31, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $171.1 million, including $106.3 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for us.

The following tables present the gross charge-offs for the years ended December 31, 2025 and 2024, by the year of origination:

December 31, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$3,280	$15,870	$16,369	$17,582	$8,310	$14,075	$75,486
Home improvement	108	3,668	5,141	4,365	1,824	1,471	16,577
Commercial	—	—	—	152	—	5,013	5,165
Taxi medallion	—	—	—	—	—	15	15
Total	$3,388	$19,538	$21,510	$22,099	$10,134	$20,574	$97,243

December 31, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$3,203	$18,540	$22,883	$10,789	$4,222	$9,712	$69,349
Home improvement	841	5,766	6,412	3,131	815	1,070	18,035
Commercial	—	71	—	—	—	—	71
Taxi medallion	—	—	—	—	—	124	124
Total	$4,044	$24,377	$29,295	$13,920	$5,037	$10,906	$87,579

The following tables present the allowance for credit losses for loans held for investment, by type, as of December 31, 2025 and 2024:

December 31, 2025 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$85,956	75%	5.32%
Home improvement	19,563	17	2.41
Commercial	9,052	8	7.36
Taxi medallion	218	*	18.49
Total (2)	$114,789	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of December 31, 2025, total allowance for credit losses as a percentage of nonaccrual loans was 281%.

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
(2)
As of December 31, 2024, total allowance for credit losses as a percentage of nonaccrual loans was 292%.

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	Year Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Recreation	$12,856	0.5%	$10,018	0.4%	$9,095	0.4%
Home improvement	1,300	*	1,386	*	1,502	0.1
Commercial	10,274	0.4	16,337	0.7	6,240	0.3
Taxi medallion	41	*	—	—	—	—
Total loans 90 days or more past due	$24,471	1.0%	$27,741	1.1%	$16,837	0.8%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%.

As of December 31, 2025 taxi medallion loans in the process of foreclosure included 281 taxi medallions in the New York market, 186 taxi medallions in the Chicago market, 22 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also present results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 66%, 67%, and 67% of our interest income for the years ended December 31, 2025, 2024, and 2023.

We maintain relationships with approximately 3,400 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten relationships were responsible for 39% of recreation lending’s new loan originations for the year ended December 31, 2025. The percentage of new loan originations by the top ten dealers and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $22,000 as of December 31, 2025, with an average loan size originated in 2025 of approximately $29,000. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding as of December 31, 2025 is 11 years.

The loans are secured primarily by RVs, boats, collector cars, and trailers, with RV loans making up 54% of the portfolio, boat loans making up 21%, and collector cars making up 13% of the portfolio as of December 31, 2025, compared to 55%, 20%, and 11% as of December 31, 2024. Recreation loans are made to borrowers residing nationwide, with the highest concentrations in Texas and Florida, at 17% and 10% of loans outstanding with no other states at or above 10%. As of December 31, 2025, 2024, and 2023, the weighted average FICO, measured at origination, scores of all recreation loans outstanding were 686, 685 (683 exclusive of loans held for sale), and 683. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2025, 2024, and 2023 were 688, 685 (686 exclusive of loans held for sale), and 686.

During the year ended December 31, 2025, the recreation portfolio grew 5% from $1.5 billion to $1.6 billion, with the average coupon rate at origination increasing 9 basis points to 15.16% from a year ago. Additionally, during the year ended December 31, 2025, the allowance for credit losses increased 21% from December 31, 2024, with the increase reflecting the 5% growth in the portfolio we experienced as well as rising loss rates and various economic factors resulting in a higher allowance.

During the year ended December 31, 2025, we originated $468.5 million in recreation loans, a decrease from the $526.6 million originated in 2024. The lower origination volumes during the year reflects our focus on originating loans that we believe will perform better during economic downturns, as well as our efforts to maintain origination volumes that align with our capital levels. The following table presents quarterly originations for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
First Quarter	$86,833	$105,765	$101,681
Second Quarter	142,789	209,563	190,007
Third Quarter	141,667	139,105	92,603
Fourth Quarter	97,178	72,201	62,748
Year Ended	$468,467	$526,634	$447,039

As of December 31, 2025, 36% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the years ended December 31, 2025, 2024, and 2023.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
2025	$468,467	$169,498	36%
2024	$526,634	$185,334	35%
2023	$447,039	$152,045	34%

The following table presents selected financial data and ratios as of and for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Selected Earnings Data
Total interest income	$209,321	$194,131	$167,765
Total interest expense	51,966	46,123	31,436
Net interest income	157,355	148,008	136,329
Provision for credit losses	73,908	67,995	44,592
Net interest income after credit loss provision	83,447	80,013	91,737
Other income	1,937	756	376
Operating expenses:
Salaries	(13,926)	(12,644)	(11,734)
Loan servicing fees and collection costs	(13,841)	(12,038)	(10,714)
Other costs	(12,800)	(8,446)	(10,153)
Net income before taxes	44,817	47,641	59,512
Income tax provision	(13,770)	(15,181)	(17,231)
Net income after taxes	$31,047	$32,460	$42,281
Balance Sheet Data
Total loan, gross (1)	$1,617,221	$1,543,243	$1,336,222
Allowance for credit losses	85,956	71,102	57,532
Total loans, net	1,531,265	1,472,141	1,278,690
Total assets	1,552,257	1,494,445	1,297,870
Total segment borrowings	1,262,575	1,239,592	1,062,584
Selected Financial Ratios
Return on average assets	2.05%	2.29%	3.36%
Return on average equity	12.00	15.11	21.24
Interest yield	13.37	13.30	13.07
Net interest margin, gross	10.05	10.14	10.62
Net interest margin, net of allowance	10.56	10.58	11.09
Reserve coverage (2)	5.32	5.00	4.31
Delinquency status (3)	0.82	0.67	0.70
Charge-off ratio (4)	3.77	3.72	3.04
(1)
Inclusive of both loans held for investment and loans held for sale.
(2)
Allowance for credit losses as a percent of loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
Net charge-offs as a percent of annual average gross loans. Charge-off ratio for the year ended December 31, 2025 was 3.95% when excluding loans held for sale.

Home Improvement Lending

The home improvement lending segment works with contractors and financial service providers to finance home improvements and is concentrated in swimming pools, roofs, and windows at 32%, 28%, and 11% of total loans outstanding as of December 31, 2025, as compared to 27%, 36%, and 13% as of December 31, 2024, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas at 14% and 12% of loans outstanding December 31, 2025, with no other states at or above 10%. As of December 31, 2025, 2024, and 2023, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding were 767, 767, and 764. The weighted average FICO scores at the time of origination for the loans funded in the years ended December 31, 2025, 2024, and 2023 were 779, 781, and 771.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 700 contractors and FSPs. Our top ten contractors and/or FSP relationships were responsible for 61% of home improvement lending’s new loan originations for the year ended December 31, 2025. The percentage of new loan originations by the top ten contractors and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $22,000 as of December 31, 2025, with an average loan size originated in 2025 of $31,000. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding as of December 31, 2025 is 13 years.

As of the year ended December 31, 2025, the home improvement portfolio totaled $810.2 million, with the allowance for credit losses decreasing 5% from a year ago reflecting primarily improvement in credit performance and various other economic factors. The average interest rate charged on our loans increased 6 basis points to 9.87% from the prior year.

During the year ended December 31, 2025, we originated $224.5 million home improvement loans, compared to $298.6 million in the prior year. The lower origination volumes reflect our focus on originating loans that we believe will perform better during economic downturns, as well as our efforts to maintain origination volumes that align with our capital levels. The following table presents quarterly originations for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
First Quarter	$48,796	$51,576	$94,981
Second Quarter	54,253	67,990	117,035
Third Quarter	59,711	96,545	79,333
Fourth Quarter	61,718	82,531	66,045
Year Ended	$224,478	$298,642	$357,394

As of December 31, 2025, less than 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the years ended December 31, 2025, 2024, and 2023.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
2025	$224,478	$65	*
2024	$298,642	$586	*
2023	$357,394	$3,094	1%

(*) Less than 1%.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Selected Earnings Data
Total interest income	$80,624	$74,036	$62,703
Total interest expense	28,931	26,277	18,137
Net interest income	51,693	47,759	44,566
Provision for credit losses	10,181	13,458	17,583
Net interest income after credit loss provision	41,512	34,301	26,983
Other income	12	11	6
Operating expenses:
Salaries	(8,910)	(8,031)	(8,226)
Loan servicing fees and collection costs	(3,880)	(3,263)	(3,024)
Other costs	(6,456)	(4,292)	(5,502)
Net income before taxes	22,278	18,726	10,237
Income tax provision	(6,845)	(5,967)	(2,964)
Net income after taxes	$15,433	$12,759	$7,273
Balance Sheet Data
Total loans, gross	$810,237	$827,211	$760,621
Allowance for credit losses	19,563	20,536	21,019
Total loans, net	790,674	806,675	739,602
Total assets	796,254	811,442	744,904
Total segment borrowings	647,657	673,064	609,863
Selected Financial Ratios
Return on average assets	1.94%	1.66%	1.04%
Return on average equity	11.36	10.76	6.60
Interest yield	9.95	9.45	8.86
Net interest margin, gross	6.38	6.09	6.29
Net interest margin, net of allowance	6.54	6.24	6.45
Reserve coverage (1)	2.41	2.48	2.76
Delinquency status (2)	0.16	0.17	0.20
Charge-off ratio (3)	1.38	1.78	1.33
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Wisconsin, and New York having 20%, 12%, and 11% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the year ended December 31, 2025, net gains of $24.6 million were recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, wholesale trade, and construction, that make up 63%, 11%, and 10% of total loans outstanding as of December 31, 2025, as compared to 57%, 12%, and 12% as of December 31, 2024. During the year ended December 31, 2025, we originated $40.6 million of loans, compared to $14.3 million in originations in 2024. As of December 31, 2025, commercial loans totaled $123.1 million.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2025, 2024, and 2023. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Selected Earnings Data
Total interest income	$15,904	$14,007	$12,719
Total interest expense	4,824	4,294	3,597
Net interest income	11,080	9,713	9,122
Provision for credit losses	9,027	1,093	1,988
Net interest income after credit loss provision	2,053	8,620	7,134
Other income:
Gains on equity investments, net	24,552	6,917	5,178
Other income	697	943	793
Operating expenses:
Salaries	(5,086)	(3,564)	(3,079)
Other costs	(1,115)	(1,428)	(468)
Net income before taxes	21,101	11,488	9,558
Income tax provision	(6,497)	(3,661)	(2,767)
Net income after taxes	$14,604	$7,827	$6,791
Balance Sheet Data
Total loans, gross	$123,068	$111,273	$114,827
Allowance for credit losses	9,052	5,190	4,148
Total loans, net	114,016	106,083	110,679
Total assets	115,601	106,258	110,850
Total segment borrowings	94,028	88,137	90,754
Selected Financial Ratios
Return on average assets	12.80%	7.38%	6.65%
Return on average equity	76.06	47.93	41.51
Interest yield	13.00	12.71	12.80
Net interest margin, gross	9.09	8.81	9.18
Net interest margin, net of allowance	9.78	9.18	9.45
Reserve coverage (1)	7.36	4.66	3.61
Delinquency status (2)	8.34	14.66	5.40
Charge-off ratio (3)	4.22	0.04	1.02
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

	As of December 31,
	2025		2024
Geographic Concentrations (Dollars in thousands)	Gross Commercial Loans	% of Market	Gross Commercial Loans	% of Market
California	$24,988	20%	$31,049	28%
Wisconsin	14,791	12	10,662	10
New York	13,630	11	8,580	8
Texas	7,576	6	10,676	10
Other (1)	62,083	51	50,306	44
Total	$123,068	100%	$111,273	100%
(1)
Includes 11 other states, which were all under 10% as of December 31, 2025, and 12 other states, which were all under 10% as of December 31, 2024.

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the year ended December 31, 2025, we continued to utilize a taxi medallion value of $79,500 in the New York City and Newark markets despite fluctuating transfer prices that have exceeded that value, with all other markets being valued at $0 at the end of the year. We continued to not recognize interest income with all loans being on nonaccrual (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due.

During the year ended December 31, 2025, we collected $13.6 million related to taxi medallion assets, which resulted in net recoveries and gains of $7.9 million, and collected $12.1 million related to taxi medallion assets in the prior year, which resulted in net recoveries and gains of $6.9 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at levels experienced in recent years.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Selected Earnings Data
Total interest income	$432	$659	$1,596
Total interest expense	73	102	72
Net interest income	359	557	1,524
Benefit for credit losses	(3,294)	(6,035)	(26,318)
Net interest income after credit loss benefit	3,653	6,592	27,842
Other income	4,671	910	3,358
Operating expenses:
Salaries	(2,130)	(2,947)	(4,849)
Loan servicing fees and collection costs	(410)	(724)	(1,006)
Other costs	(1,107)	(902)	(1,401)
Net income before taxes	4,677	2,929	23,944
Income tax provision	(1,438)	(933)	(6,933)
Net income after taxes	$3,239	$1,996	$17,011
Balance Sheet Data
Total loans, gross	$1,179	$1,909	$3,663
Allowance for credit losses	218	540	1,536
Total loans, net	961	1,369	2,127
Total assets	4,329	6,573	12,247
Total segment borrowings	3,521	5,452	10,027
(1)
Recovery for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net recoveries as a percent of annual average gross loans.

Corporate and Other Investments

This non-operating segment relates to our equity and investment securities as well as our legacy commercial business, and other assets, liabilities, revenues, and expenses, which are not specifically allocated to the operating segments. Additionally, we historically and continue to account for goodwill in this non-operating segment. All goodwill relates to the Bank, specifically the recreation and home improvement lending segments. Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnership loans were $15.1 million and $7.4 million in net loans as of December 31, 2025 and December 31, 2024, with originations of $771.6 million and $203.6 million during the years ended December 31, 2025 and December 31, 2024.

The following table presents selected financial data and ratios as of and for the years ended December 31, 2025, 2024, and 2023.

(Dollars in thousands)	Year Ended December 31,
	2025	2024	2023
Selected Earnings Data
Total interest income	$9,039	$7,869	$6,257
Total interest expense	12,633	11,371	9,704
Net interest expense	(3,594)	(3,502)	(3,447)
Benefit for credit losses	—	(9)	(35)
Net interest expense after credit loss benefit	(3,594)	(3,493)	(3,412)
Other income	6,124	1,793	1,609
Operating expenses:
Salaries	(11,612)	(11,158)	(9,674)
Loan servicing fees and collection costs	(50)	(1,126)	(799)
Other costs	(3,856)	(3,864)	(4,939)
Net loss before taxes	(12,988)	(17,848)	(17,215)
Income tax benefit	4,006	4,731	4,985
Net loss after taxes	$(8,982)	$(13,117)	$(12,230)
Balance Sheet Data
Total loans, net	15,144	7,386	553
Total assets	487,023	449,888	421,956
Total segment borrowings	396,135	373,168	345,462

Summary Consolidated Financial Ratios

The following table presents selected financial data and ratios as of and for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Return on average assets	1.93%	1.54%	2.51%
Return on average stockholder's equity	11.06	10.12	17.33
Return on average equity	11.43	9.89	15.79
Net interest margin, gross	8.06	8.05	8.38
Equity to assets (1)	17.19	15.30	15.91
Debt to equity (2)	4.7x	5.4x	5.1x
Net loans to assets	83%	83%	82%
Net charge-offs	72,401	63,369	31,132
Net charge-offs as a % of average loans receivable (3)	2.88%	2.69%	1.48%
Reserve coverage (4)	4.50	4.12	3.80
(1)
Includes $99.4 million, related to non-controlling interests in consolidated subsidiaries as of December 31, 2025, and $68.8 million as of December 31, 2024 and 2023.
(2)
Excludes deferred financing costs of $8.4 million, $8.2 million, and $8.5 million as of December 31, 2025, 2024, and 2023.
(3)
Net charge-offs as a percent of annual average gross loans.
(4)
Allowance for credit losses as a percentage of loans held for investment. Loans held for sale are carried at the lesser of amortized cost or fair value, do not have an allowance for credit losses, and are excluded from this calculation.

CONSOLIDATED RESULTS OF OPERATIONS

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Net income attributable to shareholders was $43.0 million, or $1.78 per diluted share, for the year ended December 31, 2025, compared to $35.9 million, or $1.52 per diluted share, for the year ended December 31, 2024.

Total interest income was $315.3 million for the year ended December 31, 2025, compared to $290.7 million for the year ended December 31, 2024. The increase in interest income reflects the continued growth in our lending segments, particularly recreation lending, as well as increased weighted average interest rates charged on loans. As of December 31, 2025, the weighted average coupon rates at origination of our recreation, home improvement, and commercial loans were 15.16%, 9.87%, and 14.22% compared to 15.07%, 9.81%, and 12.97% as of December 31, 2024. The yield on interest earning assets was 11.74% for the year ended December 31, 2025, compared to 11.56% for the year ended December 31, 2024, which reflects higher interest rates on new originations in our recreation and home improvement lending segments, with segment-specific yields anticipated to remain near these levels as older loans, written at lower rates, amortize and newer originations at the higher current rates continue to become a larger portion of our portfolios.

Loans, inclusive of loans held for sale, were $2.567 billion as of December 31, 2025, comprised of recreation ($1.617 billion), home improvement ($810.2 million), commercial ($123.1 million), strategic partnership ($15.1 million), and taxi medallion ($1.2 million) loans. We had an allowance for credit losses as of December 31, 2025 of $114.8 million, attributable to the recreation (75%), home improvement (17%), commercial (8%), and taxi medallion (less than a percent) loan portfolios.

Loans increased $75.8 million, or 3%, to $2.567 billion as of December 31, 2025 from $2.491 billion as of December 31, 2024. Loan originations for the year ended December 31, 2025 were $1.505 billion, with $468.5 million of recreation loan originations, $224.5 million of home improvement originations, $771.6 million of strategic partnership loan originations, and $40.6 million of commercial loan originations. Comparatively, loan originations for the year ended December 31, 2024 included $526.6 million of recreation loan originations, $298.6 million of home improvement originations, $203.6 million of strategic partnership loan originations, and $14.3 million of commercial loan originations. Originations decreased in both of our consumer lending segments as we continued to focus on originating loans that we believe will perform better during economic downturns, as well as adjusting origination volumes to align with our capital requirements.

The provision for credit losses was $89.8 million for the year ended December 31, 2025 compared to $76.5 million for the year ended December 31, 2024. The current year provision included net charge-offs of $72.4 million, of which $59.1 million, $11.2 million and $5.2 million related to recreation, home improvement, and commercial loans. This compares to net-charge offs of $63.4 million, of which $54.4 million, $13.9 million, and less than $0.1 million related to recreation, home improvement, and commercial lending segments, for the year ended December 31, 2024. Additionally, the allowance for the year ended December 31, 2025 included net recoveries of taxi medallion loans of $3.0 million compared to $5.0 million for the year ended December 31, 2024. Charge-offs in the recreation loan portfolio continued to trend higher in 2025, a reflection of the broader economy. For the year ended December 31, 2025, net charge offs were 3.95% of recreation loans and 1.38% of home improvement loans, compared to 3.72% and 1.78% for the year ended December 31, 2024. As of December 31, 2025, current loans (those less than 30 days past due) were 94% and 99% of the recreation and home improvement loan portfolios, similar to December 31, 2024. Charge-off activity and loan delinquency are two of the more prominent indicators of future loss experience and thus have a significant impact on our determination of allowance for credit loss. As of December 31, 2025, the allowance for credit loss on loans held for investment was 5.32% and 2.41% for recreation and home improvement loans, compared to 5.00% and 2.48% a year ago. See Note 4 of the accompanying consolidated financial statements for additional information on loans and allowance for credit losses.

Interest expense was $98.4 million for the year ended December 31, 2025, compared to $88.2 million for the year ended December 31, 2024, reflecting both higher average borrowings and higher average borrowing costs in 2025. The average cost of borrowed funds was 4.22% for the year ended December 31, 2025, compared to 3.93% for the year ended December 31, 2024. The average cost of the certificates of deposit was 3.88% during the current year, 34 basis points higher than the 3.54% average cost in the prior year, reflecting a higher rate on newly issued deposits when compared to the maturing deposits which were issued at lower rates in previous years. As we replace upcoming deposit maturities with new issues, we expect our average cost of funds to further increase. During the year ended December 31, 2025, we issued deposits for 36 month certificates at rates as high as 4.15% and 4.35% for 36 month and 60 month certificates, with the most recent 36 month and 60 month issuances at the end of 2025 at rates up to 3.70%. Average debt outstanding was $2.330 billion for the year ended December 31, 2025, up from $2.241 billion for the year ended December 31, 2024, as we issued additional certificates of deposit to fund our loan growth. See page 38 for tables that show average balances and cost of funds for our funding sources.

Net interest income was $216.9 million for the year ended December 31, 2025, compared to $202.5 million for the year ended December 31, 2024. Net interest margin, excluding the impact of allowance for credit loss, was 8.06% for the year ended December 31, 2025, compared to 8.05%, for the year ended December 31, 2024, reflecting the above, particularly our higher yield over the prior year, largely offset by the rising cost of borrowings experienced. With the rates we charge on outstanding loans being fixed, and our average cost of funds increasing, our net interest margin had tightened in prior years, as we can only increase our yield through higher rates charged on new originations. Accordingly, during the year ended December 31, 2025, our net interest margins remained steady compared to the prior year. We expect this trend to continue, with fluctuations dependent upon how our loan portfolio mix changes in the coming years.

Net other income, which is comprised primarily of net gains related to equity investments, net gains associated with the disposition of taxi medallion assets and fees earned in our strategic partnership business, was $38.0 million and $11.3 million for the years ended December 31, 2025 and 2024. Net gains on equity investments were $24.6 million in 2025 and $6.9 million in 2024, while gains related to the taxi medallion assets were $4.6 million in 2025, compared to $0.9 million in 2024. Additionally, during 2025 we recognized a gain of $1.3 million on the sale of recreation loans held for sale.

Operating expenses were $85.2 million for the year ended December 31, 2025, up from $74.4 million for the year ended December 31, 2024. Salaries and benefits were $41.7 million for the year ended December 31, 2025, up from $38.3 million for the year ended December 31, 2024, with the increase attributable to a higher head count, annual cost of living increases, higher long-term performance based equity compensation, and higher incentive compensation at our subsidiaries. Professional fees were $5.0 million for the year ended December 31, 2025, compared to a net benefit of $1.4 million for the year ended December 31, 2024 which was due in large part to $5.5 million of benefits related to insurance coverage of costs associated with the SEC litigation.

During 2025, the Bank redeemed its Series F Preferred Stock, in its entirety, at an aggregate redemption price of $46.0 million. Upon redemption, we incurred a charge of approximately $3.5 million in calculating earnings attributable to common shareholders representing the excess of the redemption price over the carrying amount of $42.5 million.

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For a comparison of the Company’s results of operations for the year ended December 31, 2024 to the year ended December 31, 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 13, 2025.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

We, like other financial institutions, are subject to interest rate risk to the extent that our interest-earning assets (consisting of consumer, commercial, and taxi medallion loans, and investment securities) reprice on a different basis over time in comparison to our interest-bearing liabilities (consisting primarily of bank certificates of deposit, historically credit facilities, and borrowings from banks and other lenders).

Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new consumer loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

The effect of changes in interest rates is mitigated by regular turnover of the portfolios. We believe that the average life of our loan portfolios varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment. However, borrowers may prepay for a variety of other reasons, such as to monetize increases in the underlying collateral values. In addition, we manage our exposure to increases in market rates of interest by incurring fixed-rate indebtedness and by setting repricing intervals on certificates of deposit, for terms of up to five years.

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

The following table presents our interest rate sensitivity gap at December 31, 2025. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

December 31, 2025 Cumulative Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate (2)	$29,937	$38,821	$43,834	$60,247	$83,792	$90,093	$2,167,792	$2,514,516
Adjustable rate (2)	309	—	—	—	—	—	—	309
Investment securities and equity investments	4,032	2,980	217	10,309	6,268	9,559	34,917	68,282
Cash	201,564	—	—	—	—	—	—	201,564
Total earning assets	$235,842	$41,801	$44,051	$70,556	$90,060	$99,652	$2,202,709	$2,784,671
Interest bearing liabilities
Deposits (3)	$682,132	$576,313	$424,188	$169,783	$230,919	$—	$—	$2,083,335
Privately placed notes	31,250	53,750	39,000	—	—	—	22,500	146,500
SBA debentures and borrowings	14,000	2,000	1,250	1,250	3,000	8,500	55,000	85,000
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	50,000	—	—	—	—	—	—	50,000
Strategic partner collateral deposits	6,081	—	—	—	—	—	—	6,081
Total liabilities	$783,463	$632,063	$464,438	$171,033	$233,919	$8,500	$110,500	$2,403,916
Interest gap	$(547,621)	$(590,262)	$(420,387)	$(100,477)	$(143,859)	$91,152	$2,092,209	$380,755
Cumulative interest gap	$(547,621)	$(590,262)	$(420,387)	$(100,477)	$(143,859)	$91,152	$2,092,209	$—
December 31, 2024 (4)	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$—
December 31, 2023 (4)	$(498,772)	$(1,015,143)	$(1,335,301)	$(1,474,758)	$(1,578,162)	$(1,494,411)	$281,971	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (20%), (22%), and (21%) as of December 31, 2025, 2024, and 2023.
(2)
Fixed and adjustable rate assets exclude $52.0 million of capitalized loan origination costs.
(3)
Excludes deferred financing costs of $8.4 million.
(4)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.8 billion and interest rate sensitive liabilities were $2.4 billion at December 31, 2025. The one-year cumulative interest rate gap was a negative $0.5 billion or 20% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

Our trust preferred securities bear a variable rate of interest of the 90-day Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points. As of December 31, 2025, these borrowings had a cost of 6.12%, a reduction of 71 basis points from a year ago.

Liquidity and Capital Resources

Our sources of liquidity include brokered certificates of deposit and other borrowings at the Bank, loan amortization and prepayments, private and public issuances of debt securities, participations or sales of loans to third parties, issuances of preferred securities at our subsidiaries, and the disposition of our other assets.

In February 2026, we repaid, at maturity, $31.25 million aggregate principal amount of our privately placed notes. We have been seeking, and continue to actively seek, additional debt financing to support our growth strategy.

In February 2026, we repaid $11.5 million of SBA debentures, in full, which had a maturity date of March 1, 2026. We currently do not have any commitments to access new debentures from the SBA.

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

Over the years, the SBA has approved commitments for Medallion Capital, typically for a four and a half year term and a 1% fee. On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing, all of which had been utilized as of December 31, 2025. We do not currently have any commitments available from the SBA. Further SBA commitments for additional debenture financing are subject to the successful completion of an SBA review of Medallion Capital’s management team as further discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K.

In September 2023, we completed a private placement to certain institutional investors of $39.0 million aggregate principal amount of 9.25% unsecured senior notes due September 2028, with interest payable semiannually.

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of December 31, 2025, the Bank had $3.7 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of December 31, 2025, the Bank had $591.9 million in home improvement loans pledged as collateral to the Federal Reserve. The advance rate on the pledged securities is approximately 49% of book value, for a total of approximately $292.9 million in secured borrowing capacity, of which $50.0 million was utilized as of December 31, 2025. The discount window facility is not committed, and any borrowings by the Bank from the discount window facility are at the discretion of the Federal Reserve. The weighted average interest rate on funds borrowed from the discount window was 3.75% as of December 31, 2025.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of December 31, 2025, there were no outstanding amounts with respect to these arrangements.

Subject to market conditions, the Bank may seek to issue one or more additional series of preferred stock in order to increase capital levels, grow the consumer loan portfolios or, depending on the size and other terms of any such issuance and subject to receipt of any required regulatory approvals, redeem some or all of its outstanding preferred stock. Any determination to seek to redeem some or all of the Bank’s outstanding preferred stock would be based on its actual and anticipated capital levels and capital deployment opportunities. There can be no assurance that the Bank will issue additional series of preferred stock or, if it does, that it will apply the proceeds to redeem any series of preferred stock. On July 1, 2025, the Bank redeemed its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, or Series F, in its entirety, for an aggregate amount of $46.0 million, which resulted in a $3.5 million charge to earnings attributable to common shareholders upon the redemption.

The table below presents the components of our debt as of December 31, 2025, exclusive of deferred financing costs of $8.4 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$2,083,335	87%	3.87%
Privately placed notes	146,500	6	8.12
SBA debentures and borrowings	85,000	4	3.98
Trust preferred securities	33,000	1	6.12
Federal reserve and other borrowings	50,000	2	3.75
Strategic partner collateral deposits	6,081	*	3.87
Total outstanding debt	$2,403,916	100%	4.16%
(1)
Weighted average contractual rate as of December 31, 2025.

(*) Less than 1%.

Our contractual obligations expire on or mature at various dates through September 2037. The following table presents our contractual obligations at December 31, 2025.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total
Borrowings
Deposits (1)	$682,132	$576,313	$424,188	$169,783	$230,919	$—	$2,083,335
Privately placed notes (2)	31,250	53,750	39,000	—	—	22,500	146,500
SBA debentures and borrowings (3)	14,000	2,000	1,250	1,250	3,000	63,500	85,000
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	50,000	—	—	—	—	—	50,000
Strategic partner collateral deposits	6,081	—	—	—	—	—	6,081
Total outstanding borrowings	783,463	632,063	464,438	171,033	233,919	119,000	2,403,916
Operating lease obligations	2,546	1,340	756	777	797	2,070	8,286
Total contractual obligations	$786,009	$633,403	$465,194	$171,810	$234,716	$121,070	$2,412,202
(1)
Total debt is exclusive of deferred financing costs of $8.4 million as of December 31, 2025.
(2)
Privately placed notes due in 2026 were repaid, in full, at maturity, on February 26, 2026.
(3)
Includes $11.5 million of SBA debentures, paid, in full, in February 2026.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2025 by $1.3 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $5.4 million at December 31, 2025. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table presents sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at December 31, 2025. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Funding LLC	Medallion Capital, Inc.		Freshstart Venture Capital Corp.	Medallion Bank		December 31, 2025	December 31, 2024
Cash, cash equivalents and federal funds sold	$20,002	$515	$31,597	(1)	$2,001	$147,449		$201,564	$169,572
Trust preferred securities	33,000							33,000	33,000
Average interest rate	6.12%							6.12%	6.83%
Maturity	9/37							9/37	9/37
Privately placed notes (3)	146,500							146,500	146,500
Average interest rate	8.12%							8.12%	8.12%
Maturity	2/26 - 8/39							2/26 - 8/39	2/26 - 8/39
SBA debentures & borrowings (4)
Amounts available			—					—	28,750
Amounts outstanding			85,000					85,000	70,250
Average interest rate			3.98%					3.98%	3.53%
Maturity			3/26 - 9/35					3/25- 3/34	3/25- 3/34
Brokered certificates of deposit						2,089,416	(2)	2,089,416	2,094,663
Average interest rate						3.87%		3.87%	3.71%
Maturity						1/26 - 12/30		1/26 - 12/30	1/25 - 12/29
Federal reserve and other borrowings						50,000		50,000	35,000
Average interest rate						3.75%		3.75%	4.50%
Maturity						N/A		N/A	N/A
Total cash	$20,002	$515	$31,597		$2,001	$147,449		$201,564	$169,572
Total debt outstanding	$179,500	$—	$85,000		$—	$2,139,416		$2,403,916	$2,379,413
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $6.1 million related to the strategic partnership business and $17.2 million related to listing services.
(3)
Privately placed notes due in 2026 were repaid, in full, at maturity, on February 26, 2026.
(4)
Includes $11.5 million of SBA debentures, paid, in full, in February 2026.

Loan amortization, prepayments, and sales also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, taxi medallion loan market values, economic conditions, and competition.

We also generate liquidity through deposits generated at the Bank, the offering of privately placed notes, through our trust preferred securities, and through preferred securities at our subsidiaries and have utilized borrowing arrangements with other banks in the past, as well as from cash flow from operations. In addition, we may choose to participate out a greater portion of our loan portfolio to third parties. We regularly seek additional sources of liquidity; however, given current market conditions, there can be no assurance that we will be able to secure additional liquidity on terms favorable to us or at all. If that occurs, we may decline to underwrite lower yielding loans in order to conserve capital until credit conditions in the market become more favorable; or we may be required to dispose of assets when we would not otherwise do so, and at prices which may be below the net book value of such assets in order for us to repay indebtedness on a timely basis.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes, or Topic 740: Improvements to Income Tax Disclosures. The main objective of this update is to improve financial reporting disclosure of incremental segment information on an annual and interim basis. The amendments in this update became effective for the annual periods beginning after December 15, 2024. We adopted the amended tax presentation pursuant to this ASU in our financial statements for the year ended December 31, 2025. This ASU did not have a material change to the presentation of income tax expense in the Statement of Operations.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income – Expense Disaggregation of Income Statement Expenses. This update requires additional disaggregation of specific types of expenses within the notes to consolidated financial statements on an annual and interim basis. In January 2025, the FASB issued ASU 2025-01 to clarify that all public business entities are required to adopt ASU 2024-03 for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are assessing the impact of the update on the accompanying financial statements.

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

In addition, the illiquidity of portions of our loan portfolio and investments may adversely affect our ability to dispose of them at times when it may be advantageous for us to liquidate such portfolio or investments. In addition, if we were required to liquidate some or all of our portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. In periods of sharply rising interest rates, our cost of funds would increase, which would reduce our net interest income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt, and to a lesser extent by floating-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of December 31, 2025 by $1.3 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $5.4 million at December 31, 2025. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2025.

We believe that the consolidated financial statements included in this report fairly represent our consolidated financial position and consolidated results of operations for all periods presented.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2025 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2025 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Medallion Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2025 of Medallion Financial Corp. (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated March 10, 2026, expresses an unqualified opinion.

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

Chicago, Illinois

March 10, 2026

ITEM 9B. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2026 for our 2026 Annual Meeting of Shareholders under the captions “Proposal No. 1 Election of Class III Directors", “Our Directors and Executive Officers", “Corporate Governance”, and "Executive Compensation".

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2026 for our 2026 Annual Meeting of Shareholders under the captions “Corporate Governance”, “Executive Compensation”, "Director Compensation", and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2026 for our 2026 Annual Meeting of Shareholders under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2026 for our 2026 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions”, “Our Directors and Executive Officers,” and “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement expected to be filed by April 30, 2026 for our 2026 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

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

10.1

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Alvin Murstein dated May 29, 1998. Filed as Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.2

Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.3

Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.4

Amendment No. 3 to First Amended and Restated Employment Agreement, dated and effective as of October 24, 2025, by and between Medallion Financial Corp. and Alvin Murstein. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2025 (File No. 001-37747) and incorporated by reference herein.*

10.5

First Amended and Restated Employment Agreement, between Medallion Financial Corp. and Andrew Murstein dated May 29, 1998. Filed as Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 814-00188) and incorporated by reference herein.*

10.6

Amendment No. 1 to First Amended and Restated Employment Agreement, dated and effective as of April 27, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 3, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.7

Amendment No. 2 to First Amended and Restated Employment Agreement, dated and effective as of December 22, 2017, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 814-00188) and incorporated by reference herein.*

10.8

Amendment No. 3 to First Amended and Restated Employment Agreement, dated April 27, 2023, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 001-37747) and incorporated by reference herein.*

10.9

Amendment No. 4 to First Amended and Restated Employment Agreement, dated and effective as of October 24, 2025, by and between Medallion Financial Corp. and Andrew Murstein. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 28, 2025 (File No. 001-37747) and incorporated by reference herein.*

10.10

Employment Agreement, dated June 27, 2016, between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2016 (File No. 814-00188) and incorporated by reference herein.*

10.11

Amendment No. 1 to Employment Agreement, dated and effective as of January 12, 2026 by and between Donald Poulton, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2026 (File No. 001-37747) and incorporated by reference herein.*

10.12

Amended and Restated Employment Agreement, dated June 13, 2022, by and between Anthony N. Cutrone and Medallion Financial Corp. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.13

Second Amended and Restated Employment Agreement, dated and effective as of January 12, 2026, by and between David Justin Haley, Medallion Financial Corp. and Medallion Bank. Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2026 (File No. 001-37747) and incorporated by reference herein.*

10.14

First Amended and Restated 2006 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 3 to Form 40-APP filed on June 18, 2012 (File No. 812-13666) and incorporated by reference herein.*

10.15	2015 Non-Employee Director Stock Option Plan. Filed as Exhibit B to Amendment No. 2 to Form 40-APP filed on January 14, 2016 (File No. 812-14458) and incorporated by reference herein.*
10.16

2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2018 Annual Meeting of Shareholders filed on April 30, 2018 (File No. 001-37747) and incorporated by reference herein.*

10.17

Amendment to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2020 Annual Meeting of Shareholders filed on April 28, 2020 (File No. 001-37747) and incorporated by reference herein.*

10.18

Amendment No. 2 to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2022 Annual Meeting of Shareholders filed on May 2, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.19

Amendment No. 3 to Medallion Financial Corp. 2018 Equity Incentive Plan. Filed as Annex A to our definitive proxy statement for our 2025 Annual Meeting of Shareholders filed on April 30, 2025 (File No. 001-37747) and incorporated by reference herein.*

10.20

Medallion Financial Corp. Annual Short Term Incentive Plan, adopted by the Board of Directors on June 1, 2022. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.21

Form of Performance Stock Unit Notice and Agreement. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (File No. 001-37747) and incorporated by reference herein.*

10.22

Junior Subordinated Indenture, dated as of June 7, 2007, between Medallion Financing Trust I and Wilmington Trust Company as trustee. Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2007 (File No. 814-00188) and incorporated by reference herein.

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

10.25

Amendment to Cooperation Agreement, dated as of August 10, 2022, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.2 to the Current Report on Form 8-K/A filed on August 11, 2022 (File No. 001-37747) and incorporated by reference herein.

10.26

Amendment 2 to Cooperation Agreement, dated as of November 1, 2024, by and among Medallion Financial Corp., KORR Value L.P., KORR Acquisitions Group, Inc., Kenneth Orr, David Orr, and Jonathan Orr. Filed as Exhibit 10.3 to the Current Report on Form 8-K/A filed on November 4, 2024 (File No. 001-37747) and incorporated by reference herein.

19.1

Medallion Financial Corp. Code of Ethical Conduct and Insider Trading Policy. Filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-37747) and incorporated by reference herein.

21.1	List of Subsidiaries of Medallion Financial Corp. Filed herewith.
23.1	Consent of Plante & Moran, PLLC, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. Filed herewith.
23.2	Consent of Mazars USA LLP, independent registered public accounting firm, related to reports on financial statements of Medallion Financial Corp. Filed herewith.
31.1	Certification of Andrew M. Murstein pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Anthony N. Cutrone pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Andrew M. Murstein pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Anthony N. Cutrone pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
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

MEDALLION FINANCIAL CORP.

Date:	March 10, 2026

By:	/s/ Andrew M. Murstein

Andrew M. Murstein

President, Chief Executive Officer, and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
President, Chief Executive Officer, Chief Operating Officer, and Director (Principal Executive Officer)
/s/ Andrew M. Murstein		March 10, 2026
Andrew M. Murstein

/s/ Anthony N. Cutrone	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2026
Anthony N. Cutrone

/s/ Alvin Murstein	Executive Chairman of the Board of Directors	March 10, 2026
Alvin Murstein

/s/ John Everets	Director	March 10, 2026
John Everets

/s/ Cynthia Hallenbeck	Director	March 10, 2026
Cynthia Hallenbeck

/s/ Brent O. Hatch	Director	March 10, 2026
Brent O. Hatch

/s/ Robert M. Meyer	Director	March 10, 2026
Robert M. Meyer

/s/ David L. Rudnick	Director	March 10, 2026
David L. Rudnick

/s/ Allan J. Tanenbaum	Director	March 10, 2026
Allan J. Tanenbaum

MEDALLION FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medallion Financial Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2025, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 10, 2026 expresses an unqualified opinion.

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

Allowance for Credit Losses - Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company has established an allowance for credit losses (the “ACL”) to recognize estimated credit losses over the lives of loans. The Company has segregated its ACL into four segments, (1) recreation, (2) home improvement, (3) commercial, and (4) taxi medallion. The ACL related to recreation, home improvement, and commercial loans is material to the consolidated financial statements. Recreation and home improvement loans are considered consumer loans whereby homogeneous pools of loans are reviewed for impairment collectively. The Company’s quantitative model for consumer loans uses historical loss rates and current delinquency characteristics and is adjusted for macroeconomic forecasts for the foreseeable future. The Company evaluates the output of the quantitative model in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of underlying collateral, prevailing economic conditions, and excess concentration risk and applies a qualitative adjustment, if warranted. For commercial loans, the ACL is estimated by determining the fair value of the borrowers’ equity interests securing the loan.

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
•
We tested management’s process for determining reserves on collectively evaluated consumer loans and individually evaluated commercial loans, including the following:
o
Evaluation of the appropriateness of management’s methodology.
o
Testing the completeness and accuracy of data utilized by management.
o
Evaluation of the relevance and reliability of information used by management in the development of the estimate.
o
For collectively evaluated consumer loans, evaluation of the reasonableness of significant assumptions used in the estimate, including consideration of whether assumptions used were reasonable given portfolio composition; consideration of relevant external factors, including economic conditions; and consideration of historical or recent experience, conditions and events affecting the Company.
o
For individually evaluated commercial loans, evaluation of the reasonableness of significant assumptions used in the estimates of the fair value of the borrowers’ equity interests, including consideration of whether assumptions used were reasonable given nature of the commercial loan relationship, including its industry, trends, and market conditions relative to the type of entity on a sample basis.

Goodwill - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company used a combination of a weighted income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology to determine the fair value of the reporting units. The discounted cash flow analysis included the use of assumptions, such as multiyear cash flow projections that rely on internal forecasts and discount rate. The market approach considers a combination of price to book value and price to earnings, adjusted based on peer data for companies similar to the reporting units. Auditing management’s impairment test of goodwill was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the reporting units. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions, including discount rates, projected balance sheet growth, the selection of comparable company multiples, and the weighting of outcomes of the income- and market-based methods. All of these assumptions are affected by expected future market or economic conditions.

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
•
We substantively tested management’s estimate with the assistance of firm valuation specialists, which included:
o
Testing the completeness and accuracy of key financial internal data and evaluation of the relevance and reliability of external data
o
Evaluating the appropriateness of valuation methodologies and testing significant assumptions used in the discounted cash flow analysis, including the discount rate and multiyear cash projections
o
Evaluating the reasonableness of assumptions used in and the weighting applied to the discounted cash flow analysis and market models

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2024.

Chicago, Illinois

March 10, 2026

Mazars USA LLP 135 West 50th Street New York, New York 10020 Tel: 212.812.7000 www.mazars.us

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Medallion Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2023 for Medallion Financial Corp. and subsidiaries (collectively, the “Company”) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 7, 2024

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share data)	2025	2024
Assets
Cash and cash equivalents	$136,266	$98,238
Federal funds sold	65,298	71,334
Investment securities	60,183	54,805
Equity investments	8,099	9,198
Loans held for sale, at lower of amortized cost or fair value	15,144	128,226
Loans	2,551,705	2,362,796
Allowance for credit losses	(114,789)	(97,368)
Net loans	2,436,916	2,265,428
Goodwill	150,803	150,803
Intangible assets, net	17,701	19,146
Property, equipment, and right-of-use lease asset, net	11,861	13,756
Accrued interest receivable	19,401	15,314
Loan collateral in process of foreclosure	7,333	9,932
Income tax receivable	—	2,131
Other assets	26,459	30,295
Total assets	$2,955,464	$2,868,606
Liabilities
Deposits (1)	$2,084,265	$2,090,071
Long-term debt (2)	215,987	232,159
Short-term debt	95,250	49,000
Deferred tax liabilities, net (3)	19,596	20,995
Operating lease liabilities	5,041	5,128
Accrued interest payable	6,319	8,231
Income tax payable	759	—
Accounts payable and accrued expenses (4)	20,201	24,064
Total liabilities	2,447,418	2,429,648
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 29,592,592 shares at December 31, 2025 and 29,308,182 shares at December 31, 2024 issued)	296	293
Additional paid in capital	299,458	293,412
Treasury stock (6,280,909 shares at December 31, 2025 and 6,172,588 December 31, 2024)	(51,130)	(50,144)
Accumulated other comprehensive income (loss)	(2,381)	(3,647)
Retained earnings	162,374	130,256
Total stockholders’ equity	408,617	370,170
Non-controlling interest in consolidated subsidiaries	99,429	68,788
Total equity	508,046	438,958
Total liabilities and equity	$2,955,464	$2,868,606
Number of shares outstanding	23,311,683	23,135,624
Book value per share	$17.53	$16.00
(1)
Includes $5.2 million and $4.6 million of deferred financing costs as of December 31, 2025 and 2024. Refer to Note 5 for more details.
(2)
Includes $3.3 million and $3.6 million of deferred financing costs as of December 31, 2025 and 2024. Refer to Note 5 for more details.
(3)
Includes $42.4 million and $42.8 million of deferred tax liabilities related to goodwill and intangible assets as of December 31, 2025 and 2024. Refer to Note 7 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.2 million and $2.3 million as of December 31, 2025 and 2024. Refer to Note 6 for more details.
(5)
Refer to Note 10 for more details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2025	2024	2023
Interest and fees on loans	$308,066	$283,316	$244,829
Non-loan interest and dividend income	7,254	7,386	6,211
Total interest income	315,320	290,702	251,040
Interest on deposits	80,361	70,504	47,780
Interest on long-term debt	15,226	17,091	12,670
Interest on short-term borrowings	2,840	572	2,496
Total interest expense (1)	98,427	88,167	62,946
Net interest income	216,893	202,535	188,094
Provision for credit losses	89,822	76,502	37,810
Net interest income after provision for credit losses	127,071	126,033	150,284
Other income
Gain on equity investments, net	24,552	6,917	5,178
Gain on taxi medallion assets, net	4,632	884	3,296
Strategic partnership fees	3,621	1,781	2,064
Gain on sale of recreation loans held for sale	1,304	—	—
Other income	3,884	1,748	782
Total other income, net	37,993	11,330	11,320
Other expenses
Salaries and employee benefits	41,664	38,344	37,562
Loan servicing fees	11,500	10,771	9,543
Collection costs	6,681	6,380	6,000
Regulatory fees	3,634	3,795	3,194
Professional fee costs (benefits), net	5,005	(1,372)	5,886
Rent expense	2,789	2,682	2,472
Amortization of intangible assets	1,445	1,445	1,445
Penalties	—	3,000	—
Other expenses	12,461	9,382	9,466
Total other expenses	85,179	74,427	75,568
Income before income taxes	79,885	62,936	86,036
Income tax provision	24,544	21,011	24,910
Net income after taxes	55,341	41,925	61,126
Less: income attributable to the non-controlling interest	8,782	6,047	6,047
Less: redemption of Series F preferred stock - funds paid in excess of carrying value	3,515	—	—
Net income attributable to Medallion Financial Corp.	$43,044	$35,878	$55,079
Basic earnings per share	$1.89	$1.59	$2.45
Diluted earnings per share	$1.78	$1.52	$2.37
Weighted average common shares outstanding
Basic	22,774,561	22,546,051	22,510,435
Diluted	24,247,788	23,605,493	23,248,323

(1)
Average borrowings outstanding were $2.3 billion, $2.2 billion and $2.0 billion as of December 31, 2025, 2024, and 2023 and the related average borrowing costs were 4.22%, 3.93%, and 3.16% for the years ended December 31, 2025, 2024, and 2023.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income after taxes	$55,341	$41,925	$61,126
Change in unrealized gains (losses) on investment securities	1,757	68	(482)
Tax effect on unrealized (losses) gains on investments	(491)	(19)	135
Total comprehensive income	56,607	41,974	60,779
Less: comprehensive income attributable to the non-controlling interest	8,782	6,047	6,047
Less: redemption of Series F preferred stock - funds paid in excess of carrying value	3,515	—	—
Total comprehensive income attributable to Medallion Financial Corp.	$44,310	$35,927	$54,732

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2022	28,663,827	$287	$283,663	(5,602,154)	$(45,538)	$66,673	$(3,349)	$301,736	$68,788	$370,524
Adoption of ASU 2016-13, net of tax	—	—	—	—	—	(9,935)	—	(9,935)	—	(9,935)
Balance at January 1, 2023	28,663,827	287	283,663	(5,602,154)	(45,538)	56,738	(3,349)	291,801	68,788	360,589
Net income	—	—	—	—	—	55,079	—	55,079	6,047	61,126
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,047)	(6,047)
Stock-based compensation expense	—	3	4,710	—	—	—	—	4,713	—	4,713
Exercise of stock options	68,945	1	441	—	—	—	—	442	—	442
Withheld restricted stock for employees' tax obligation	(91,169)	—	(768)	—	—	—	—	(768)	—	(768)
Issuance of restricted stock, net	399,793	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(12,807)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	23,211	—	—	—	—	—	—	—	—	—
Dividends paid on common stock	—	—	—	—	—	(7,934)	—	(7,934)	—	(7,934)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(347)	(347)	—	(347)
Balance at December 31, 2023	29,051,800	291	288,046	(5,602,154)	(45,538)	103,883	(3,696)	342,986	68,788	411,774
Net income	—	—	—	—	—	35,878	—	35,878	6,047	41,925
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(6,047)	(6,047)
Stock-based compensation expense	—	2	6,051	—	—	—	—	6,053	—	6,053
Exercise of stock options	40,865	—	259	—	—	—	—	259	—	259
Withheld restricted stock for employees' tax obligation	(116,275)	—	(944)	—	—	—	—	(944)	—	(944)
Issuance of restricted stock, net	347,158	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(32,521)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	17,155	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(570,404)	(4,606)	—	—	(4,606)	—	(4,606)
Dividends paid on common stock	—	—	—	—	—	(9,505)	—	(9,505)	—	(9,505)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49	49	—	49
Balance at December 31, 2024	29,308,182	293	293,412	(6,172,558)	(50,144)	130,256	(3,647)	370,170	68,788	438,958
Net income	—	—	—	—	—	46,559	—	46,559	8,782	55,341
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(8,782)	(8,782)
Non-controlling interest equity raised by Medallion Bank	—	—	—	—	—	—	—	—	73,126	73,126
Non-controlling interest redemption at Medallion Bank	—	—	—	—	—	(3,515)	—	(3,515)	(42,485)	(46,000)
Stock-based compensation expense	—	2	6,733	—	—	—	—	6,735	—	6,735
Exercise of stock options	82,081	1	515	—	—	—	—	516	—	516
Withheld restricted stock for employees' tax obligation	(144,360)	—	(1,202)	—	—	—	—	(1,202)	—	(1,202)
Issuance of restricted stock, net	332,918	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock, net	(5,373)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	19,144	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(108,351)	(986)	—	—	(986)	—	(986)
Dividends paid on common stock	—	—	—	—	—	(10,926)	—	(10,926)	—	(10,926)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,266	1,266	—	1,266
Balance at December 31, 2025	29,592,592	$296	$299,458	(6,280,909)	$(51,130)	$162,374	$(2,381)	$408,617	$99,429	$508,046

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,341	$41,925	$61,126
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	89,822	76,502	37,810
Proceeds from sales of strategic partnership loans held for sale	763,806	196,794	118,357
Origination of loans held for sale	(771,564)	(203,627)	(118,338)
Gain on sale of recreation loans held for sale	(1,304)	—	—
Paid-in-kind interest income	(1,161)	(1,830)	(1,636)
Depreciation and amortization	8,323	6,217	5,243
Amortization of origination fees, net	10,592	9,173	9,588
Increase (decrease) in deferred and other tax liabilities, net	1,491	(1,672)	(345)
Net change in value of loan collateral in process of foreclosure	—	410	10,597
Net gains on equity investments	(24,552)	(6,917)	(5,178)
Stock-based compensation expense	6,735	6,053	4,713
Increase in accrued interest receivable	(4,087)	(1,776)	(925)
Increase in other assets	(1,342)	(5,239)	(15,470)
(Increase) decrease in accounts payable and accrued expenses	(3,905)	(8,742)	6,209
Decrease (increase) in accrued interest payable	(1,912)	1,409	2,032
Net cash provided by operating activities	126,283	108,680	113,783
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(749,802)	(855,616)	(857,053)
Proceeds from principal receipts, sales, maturities, and recoveries of loans	590,585	504,480	497,836
Purchases of investments	(14,833)	(7,741)	(11,573)
Proceeds from principal receipts, sales, and maturities of investments	36,337	16,381	9,444
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	13,219	13,551	20,631
Net cash used for investing activities	(124,494)	(328,945)	(340,715)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	1,517,941	1,322,669	975,175
Repayments of time deposits and funds borrowed	(1,493,438)	(1,061,945)	(689,920)
Non-controlling interest equity raised by Medallion Bank	73,126	—	—
Non-controlling interest redemption at Medallion Bank	(46,000)	—	—
Cash dividends paid on common stock	(10,972)	(9,394)	(7,703)
Distributions to non-controlling interests	(8,782)	(6,047)	(6,047)
Payment of withholding taxes on net settlement of vested stock	(1,202)	(944)	(768)
Treasury stock repurchased	(986)	(4,606)	—
Proceeds from the exercise of stock options	516	259	442
Net cash provided by financing activities	30,203	239,992	271,179
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,992	19,727	44,247
Cash and cash equivalents, beginning of period (1)	169,572	149,845	105,598
Cash and cash equivalents, end of period (1)	$201,564	$169,572	$149,845
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$95,999	$82,760	$57,509
Cash paid during the period for income taxes	23,098	22,464	25,102
NON-CASH INVESTING
Transfer of loans (from) to loans held for sale	$(55,446)	$120,840	$—
Loans transferred to loan collateral in process of foreclosure, net	30,223	27,542	21,181
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company, but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles, or RVs, boats, collector cars, and other consumer recreational equipment and to finance home improvements such as roofs, swimming pools, roofs, and windows. The loans are financed primarily with time certificates of deposit which are originated nationally through a variety of brokered deposit relationships.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; Medallion Funding LLC, or MFC, an SBIC, which historically was the Company's primary taxi medallion lending company; and Freshstart Venture Capital Corp., or Freshstart, which historically originated and serviced taxi medallion and commercial loans, Medallion Capital~~,~~ and MFC, as SBICs, are regulated by the Small Business Administration, or SBA. Medallion Capital is financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.9 million at December 31, 2025, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less, federal funds sold, interest-bearing deposits in other banks, and money market mutual funds to be cash equivalents. A non-interest-bearing compensating balance of $0.7 million and $0.4 million as of December 31, 2025 and 2024, respectively, was maintained at a correspondent bank and considered to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. As of December 31, 2025 and 2024, cash also included $0.8 million and $1.3 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years that cannot be withdrawn but are salable on an active secondary market without penalty.

Fair Value of Assets and Liabilities

The Company follows the Financial Accounting Standards Board, or FASB, FASB Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. See also Notes 13 and 14 to the consolidated financial statements.

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments of $8.1 million and $9.2 million as of December 31, 2025 and 2024, which were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary in connection with its mezzanine lending business. As of December 31, 2025, cumulative impairment of $5.7 million had been recorded with respect to these investments. The Company recognized net gains of $24.6 million and $6.9 million on equity investments, net of losses, during the years ended December 31, 2025 and 2024, inclusive of $24.8 million and $8.9 million of net realized gains during the year ended December 31, 2025 and 2024 on the disposition and exit of equity investments.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. As of December 31, 2025 and 2024, the fair value of these securities were $1.8 million and $1.7 million and are included in other assets on the consolidated balance sheet. For the years ended December 31, 2025 and 2024, the Company recognized $0.1 million of gains and less than $0.1 million of losses related to equity securities.

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

For available-for-sale debt securities in an unrealized loss position, the Company first determines if it intends to sell the security, or if it is more likely than not that the Company will be required to sell it before recovering its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to its fair value through earnings. If neither condition is met, the Company assesses whether the decline in fair value is the result of credit losses or other factors. This assessment includes reviewing changes in the rating of the security by a rating agency, increases in defaults on the underlying collateral, and the extent to which the securities are issued by the federal government or its agencies, including the amount of the guarantee issued by those agencies, among other factors. If a credit loss exists, the Company compares the present value of expected cash flows from the security to its amortized cost basis. If the present value is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded through earnings, but limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in other comprehensive (loss) income, net of taxes.

Changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management confirms the uncollectibility of an available-for-sale debt security or when either of the criteria regarding intent or requirement to sell is met. There were no investment securities allowance for credit losses as of December 31, 2025 and 2024.

Loans

The Company’s loans, classified as held for investment, are currently reported at amortized cost, which is the principal amount outstanding, inclusive of loan origination costs, which primarily includes deferred costs paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of December 31, 2025 and 2024, net loan origination costs were $52.0 million and $46.6 million. Net amortization to income for the years ended December 31, 2025, 2024, and 2023 were $10.6 million, $9.2 million, and $8.3 million.

Interest income is recorded on the accrual basis. The consumer loan portfolio is typified by a larger number of smaller dollar loans that have similar characteristics. A loan is nonperforming when based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement. Management considers loans that are in bankruptcy status, but have not been charged-off, to be nonperforming. Loans are considered past due when a borrower fails to make a full payment by the payment due date or maturity date. Consumer loans are placed on nonaccrual when they become 90 days past due, and are charged-off in their entirety when deemed uncollectible, if they enter bankruptcy, or when they become 120 days past due, whichever occurs first. The Company takes appropriate recovery efforts against both the borrower and the underlying collateral are initiated for nonaccrual loans. For the recreation loan portfolio, the process to repossess the collateral is generally started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged-off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Commercial loans and taxi medallion loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal.

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

Loans Held for Sale

Loans held for sale consist of consumer loans and strategic partnership loans intended to be sold in the secondary market. Loans held for sale are recorded at the lower of amortized cost or fair value. Changes in fair value are recognized in non-interest income. For loans transferred into the held for sale classification from the held for investment classification, any allowance for credit losses previously recorded is reversed at the transfer date, and the loans are transferred at their amortized cost basis (which is reduced by any previous charge-offs, but excludes any allowance for credit losses). For the years ended December 31, 2025 and 2024, the Company did not recognize any fair value adjustments related to loans held for sale.

Allowance for Credit Losses

The Company follows Accounting Standards Update, or ASU, 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", or ASC 326, which requires recognition of lifetime expected losses using "reasonable and supportable" expectations about the future, referred to as the current expected credit loss, or CECL, methodology. For consumer loans, the Company uses historical delinquent loan performance, qualitative adjustments, and actual loss rates modified by quantitative adjustments based on macroeconomic factors over a twelve-month reasonable and supportable forecast period followed by a six month reversion period. For commercial loans, the Company assesses the historical impact that macroeconomic indicators have had on the loan portfolio, to determine an approximate allowance for credit loss. Unlike consumer loans, where loans may have similar performing characteristics, each commercial loan is unique. The Company evaluates each commercial loan for specific impairment with additional allowance for credit losses recognized as necessary. For taxi medallion loans, the Company individually evaluates each loan and establishes a reserve based on fair value of collateral less cost to sell.

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

Goodwill and Intangible Assets

Goodwill assets arose as a result of the excess of fair value over book value for several of our previously unconsolidated portfolio investment companies as of April 2, 2018. This fair value was brought forward under the Company's requirement to consolidate these previously unconsolidated subsidiaries and was subject to a purchase price accounting allocation process conducted by an independent third-party expert to arrive at the current categories and amounts. Goodwill is not amortized, but is subject to quarterly review by management to determine whether additional impairment testing is needed, and such testing is performed at least on an annual basis.

Through December 31, 2024, the Company evaluated goodwill for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. On October 1, 2025, the Company changed its annual goodwill impairment testing date from December 31 to October 1 to better align with the timing of its annual long-term planning process. This change was not material to the consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.

Other intangible assets with finite useful lives are amortized either on an accelerated or straight-line basis over their estimated useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

As of December 31, 2025 and 2024, the Company had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of December 31, 2025 and 2024, the Company had intangible assets of $17.7 million and $19.1 million. The Company recognized $1.4 million of amortization expense on the intangible assets for the years ended December 31, 2025, 2024 and 2023.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at October 1, 2025. The third-party expert’s assessment determined that it was more likely than not that the fair value of both the recreation lending and home improvement lending segments individually were not less than the carrying value of each of these segments. Based upon inputs and analysis deemed appropriate by the third-party expert, the third-party expert concluded that a fair value premium existed in excess of carrying value with respect to the recreation and home improvement lending segments.

In evaluating both segments, a combination of an income approach (weighted 50%), an earnings based market approach (weighted 25%), and a book value based market approach (weighted 25%) were employed by the third-party expert. For the income approach, a discounted cash flow analysis was used. Key inputs and assumptions used in the discounted cash flow analysis included future projected cash flows, risk-adjusted discount rates, capital requirements, and future economic and market conditions. For both segments a discount rate was estimated using the risk-free interest rate adjusted for specific risk and size premiums, resulting in a discount rate of 16.2% for each of the recreation and home improvement lending segments. For both segments, growth rates consistent with our plan were employed by the third-party expert for a five year period, and a long-term growth rate of 3% was utilized in determining the terminal fair value.

Determining the fair value of a lending segment or an indefinite-lived intangible asset involves the use of significant estimates and assumptions. The Company believes that the fair value estimates determined by the third-party expert were based on reasonable assumptions and appropriate for the purpose of assessing goodwill for impairment. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of the Company’s reporting units. To the extent that the Company was unable to grow either the recreation lending or home improvement lending segment at the levels forecasted, if the Company were unable to issue new consumer loans at rates and terms consistent with current practices, and if the Company's cost of borrowings were to increase significantly from current levels without the ability to pass along those rate increases to new borrowers, the fair value of these segments could deteriorate to a level which would require an impairment of goodwill.

The table below presents the intangible assets as of the dates presented:

	December 31,
(Dollars in thousands)	2025	2024
Brand-related intellectual property	$13,475	$14,575
Home improvement contractor relationships	4,226	4,571
Total intangible assets	$17,701	$19,146

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $2.5 million, $0.7 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as interest expense in the Consolidated Statements of Operations, was $4.3 million, $4.0 million, and $3.1 million for the years ended December 31, 2025, 2024, and 2023. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet related to deposits and borrowing facilities were $8.4 million and $8.2 million as of December 31, 2025 and 2024, and there were no capitalized transaction costs as of December 31, 2025 and 2024.

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

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2025	2024	2023
Net income attributable to common stockholders	$43,044	$35,878	$55,079
Weighted average common shares outstanding applicable to basic EPS	22,774,561	22,546,051	22,510,435
Effect of restricted stock grants	474,767	516,694	461,098
Effect of dilutive stock options	264,909	214,882	142,216
Effect of performance stock unit grants	733,551	327,866	134,574
Adjusted weighted average common shares outstanding applicable to diluted EPS	$24,247,788	$23,605,493	$23,248,323
Basic earnings per share	$1.89	$1.59	$2.45
Diluted earnings per share	1.78	1.52	2.37

Potentially dilutive common shares excluded from the above calculations aggregated 25,859 shares, 59,902 shares, and 92,310 shares as of December 31, 2025, 2024, and 2023.

Stock Compensation

The Company follows FASB ASC Topic 718, or ASC 718, Compensation – Stock Compensation, for its equity incentive, stock option, and restricted stock plans, and accordingly, the Company recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options are reflected in net income resulting from operations for any new grants using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option. Stock-based employee compensation costs pertaining to restricted stock and performance stock units, or PSUs, are reflected in net income resulting from operations for any new grants using the grant date fair value of the shares and units granted, expensed over the vesting period of the underlying stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (presented in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of December 31, 2025 and 2024, the Bank’s Tier 1 leverage ratio was considered well-capitalized. The Bank had excess Tier 1 leverage capital of $71.7 million over the 15% minimum required, which was $383.8 million based on the Bank's total assets as of December 31, 2025. The Bank’s actual capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory		December 31,
(Dollars in thousands)	Adequately Capitalized	Well-Capitalized	2025	2024
Common equity tier 1 capital			$356,038	$322,229
Tier 1 capital			455,467	391,016
Total capital			487,292	422,139
Average assets			2,558,754	2,493,857
Risk-weighted assets			2,472,328	2,429,349
Leverage ratio (1)	4.0%	5.0%	17.8%	15.7%
Common equity tier 1 capital ratio (2)	4.5	6.5	14.4	13.3
Tier 1 capital ratio (3)	6.0	8.0	18.4	16.1
Total capital ratio (3)	8.0	10.0	19.7	17.4
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the above table, the minimum risk-based ratios as of December 31, 2025 and 2024 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both December 31, 2025 and 2024.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes, or Topic 740: Improvements to Income Tax Disclosures. The main objective of this update is to improve financial reporting disclosure of incremental segment information on an annual and interim basis. The amendments in this update became effective for the annual periods beginning after December 15, 2024. The Company adopted the amended tax presentation pursuant to this ASU in the financial statements for the year ended December 31, 2025. This ASU did not have a material change to the presentation of income tax expense in the Statement of Operations.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income – Expense Disaggregation of Income Statement Expenses. This update requires additional disaggregation of specific types of expenses within the notes to consolidated financial statements on an annual and interim basis. In January 2025, the FASB issued ASU 2025-01 to clarify that all public business entities are required to adopt ASU 2024-03 for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is assessing the impact of the update on the accompanying financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation. These reclassifications have no effect on the previously reported results of operations.

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of December 31, 2025 and 2024:

December 31, 2025 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$45,392	$160	$(3,381)	$42,171
State and municipalities	19,117	14	(1,251)	17,880
Agency bonds	139	—	(7)	132
Total	$64,648	$174	$(4,639)	$60,183

December 31, 2024 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$41,475	$28	$(4,802)	$36,701
State and municipalities	17,373	81	(1,516)	15,938
Agency bonds	2,179	2	(15)	2,166
Total	$61,027	$111	$(6,333)	$54,805

The amortized cost and estimated fair market value of investment securities as of December 31, 2025 by contractual maturity are presented below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage‑backed securities are included in the table based on their contractual maturities and are reflected in the each category below.

December 31, 2025 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,436	$2,415
Due after one year through five years	10,788	10,281
Due after five years through ten years	7,332	7,170
Due after ten years	44,092	40,317
Total	$64,648	$60,183

The following tables present information pertaining to securities with gross unrealized losses as of December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
December 31, 2025 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(13)	$3,420	$(3,368)	$26,541
State and municipalities	(3)	22	(1,248)	14,840
Agency bonds	—	—	(7)	132
Total	$(16)	$3,442	$(4,623)	$41,513

	Less than Twelve Months		Twelve Months and Over
December 31, 2024 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(106)	$5,423	$(4,696)	$29,619
State and municipalities	(269)	4,884	(1,247)	9,939
Agency bonds	—	—	(15)	166
Total	$(375)	$10,307	$(5,958)	$39,724

As of December 31, 2025 and 2024, the Company had 52 and 58 securities with unrealized losses that have not been recognized in income. The investments are mortgage-backed securities and similar instruments with conservative risk characteristics, all of which are directly or indirectly guaranteed by the U.S. Government. The municipal bond portfolio consists of bonds purchased from the Utah Housing Corporation, which primarily acquires FHA‑insured loans within the state of Utah. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on the Company's assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of December 31, 2025 and 2024, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of December 31, 2025 and 2024.

	As of December 31,
	2025		2024
(Dollars in thousands)	Amount	As a Percent of Total Loans (1)	Amount	As a Percent of Total Loans
Loans held for investment:
Recreation	$1,617,221	63%	$1,422,403	57%
Home improvement	810,237	32	827,211	33
Commercial	123,068	5	111,273	4
Taxi medallion	1,179	*	1,909	*
Total loans	2,551,705	99	2,362,796	95
Loans held for sale, at lower of amortized cost or fair value:
Recreation	—	—	120,840	5
Strategic partnership	15,144	*	7,386	*
Total loans held for sale, at lower of amortized cost or fair value	15,144	—	128,226	5
Total loans and loans held for sale	$2,566,849	100%	$2,491,022	100%

(1) Percentage may not foot due to rounding.

(*) Less than 1%.

The following tables present the activity of the gross loans and loans held for sale for the years ended December 31, 2025 and 2024.

December 31, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	468,467	224,478	40,625	258	771,564	1,505,392
Principal receipts, sales, and maturities	(293,199)	(225,794)	(24,870)	(973)	(763,806)	(1,308,642)
Charge-offs	(75,486)	(16,577)	(5,165)	(15)	—	(97,243)
Transfer to loan collateral in process of foreclosure, net	(30,223)	—	—	—	—	(30,223)
Amortization of origination fees and costs, net	(14,653)	4,117	(56)	—	—	(10,592)
Origination fees and costs, net	19,072	(3,198)	100	—	—	15,974
Paid-in-kind interest	—	—	1,161	—	—	1,161
Gross loans – December 31, 2025	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849

December 31, 2024 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2023	$1,336,226	$760,617	$114,827	$3,663	$553	$2,215,886
Loan originations	526,634	298,642	14,300	250	203,627	1,043,453
Principal receipts, sales, and maturities	(232,414)	(213,600)	(17,949)	(886)	(196,794)	(661,643)
Charge-offs	(69,349)	(18,035)	(71)	(124)	—	(87,579)
Transfer to loan collateral in process of foreclosure, net	(24,921)	—	(1,627)	(994)	—	(27,542)
Amortization of origination fees and costs, net	(13,502)	4,288	41	—	—	(9,173)
Origination fees and costs, net	20,569	(4,701)	(78)	—	—	15,790
Paid-in-kind interest	—	—	1,830	—	—	1,830
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
(1)
Includes loans held for sale and loans held for investment.

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2023	$57,532	$21,019	$4,148	$1,536	$84,235
Charge-offs	(69,349)	(18,035)	(71)	(124)	(87,579)
Recoveries	14,924	4,094	29	5,163	24,210
Provision (benefit) for credit losses	67,995	13,458	1,084	(6,035)	76,502
Balance at December 31, 2024	71,102	20,536	5,190	540	97,368
Charge-offs	(75,486)	(16,577)	(5,165)	(15)	(97,243)
Recoveries	16,432	5,423	—	2,987	24,842
Provision (benefit) for credit losses	73,908	10,181	9,027	(3,294)	89,822
Balance at December 31, 2025	$85,956	$19,563	$9,052	$218	$114,789
(1)
As of December 31, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $171.1 million, including $106.3 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for the Company.

The following tables present the gross charge-offs for the years ended December 31, 2025 and 2024, by the year of origination:

December 31, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$3,280	$15,870	$16,369	$17,582	$8,310	$14,075	$75,486
Home improvement	108	3,668	5,141	4,365	1,824	1,471	16,577
Commercial	—	—	—	152	—	5,013	5,165
Taxi medallion	—	—	—	—	—	15	15
Total	$3,388	$19,538	$21,510	$22,099	$10,134	$20,574	$97,243

December 31, 2024 (Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Recreation	$3,203	$18,540	$22,883	$10,789	$4,222	$9,712	$69,349
Home improvement	841	5,766	6,412	3,131	815	1,070	18,035
Commercial	—	71	—	—	—	—	71
Taxi medallion	—	—	—	—	—	124	124
Total	$4,044	$24,377	$29,295	$13,920	$5,037	$10,906	$87,579

The following tables present the allowance for credit losses by type as of December 31, 2025 and 2024.

December 31, 2025 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$85,956	75%	5.32%
Home improvement	19,563	17	2.41
Commercial	9,052	8	7.36
Taxi medallion	218	*	18.49
Total (2)	$114,789	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of December 31, 2025, total allowance for credit losses as a percentage of nonaccrual loans was 281%.

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
(2)
As of December 31, 2024, total allowance for credit losses as a percentage of nonaccrual loans was 292%.

The following tables present the performance status of loans as of December 31, 2025 and 2024.

December 31, 2025 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,603,542	$13,679	$1,617,221	0.85%
Home improvement	808,943	1,294	810,237	0.16
Commercial	98,380	24,688	123,068	20.06
Taxi medallion	—	1,179	1,179	100.00
Strategic partnership	15,144	—	15,144	—
Total	$2,526,009	$40,840	$2,566,849	1.59%

December 31, 2024 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,532,448	$10,795	$1,543,243	0.70%
Home improvement	825,825	1,386	827,211	0.17
Commercial	92,010	19,263	111,273	17.31
Taxi medallion	—	1,909	1,909	100.00
Strategic partnership	7,386	—	7,386	—
Total	$2,457,669	$33,353	$2,491,022	1.34%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as a result, deemed nonperforming.

The following tables present the aging of all loans as of December 31, 2025 and 2024.

December 31, 2025	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$56,911	$22,890	$12,856	$92,657	$1,469,444	$1,562,101	$—
Home improvement	4,891	2,367	1,300	8,558	804,627	813,185	—
Commercial	—	—	10,274	10,274	112,942	123,216	—
Taxi medallion	—	—	41	41	1,138	1,179	—
Strategic partnership	—	—	—	—	15,144	15,144	—
Total	$61,802	$25,257	$24,471	$111,530	$2,403,295	$2,514,825	$—
(1)
Excludes $52.0 million of capitalized loan origination costs.

December 31, 2024	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$54,169	$20,376	$10,018	$84,563	$1,407,977	$1,492,540	$—
Home improvement	5,407	2,432	1,386	9,225	821,852	831,077	—
Commercial	—	—	16,337	16,337	95,127	111,464	—
Taxi medallion	49	69	—	118	1,791	1,909	—
Strategic partnership	—	—	—	—	7,386	7,386	—
Total	$59,625	$22,877	$27,741	$110,243	$2,334,133	$2,444,376	$—
(1)
Excludes $46.6 million of capitalized loan origination costs.

The following table presents loan delinquency for recreation and home improvement loans for the year ended December 31, 2025 by the year of origination:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total (1)
Recreation
Current	$423,427	$335,079	$237,917	$209,204	$132,704	$131,113	$1,469,444
30-59 Days	8,210	12,763	11,042	10,623	6,061	8,212	56,911
60-89 Days	2,374	5,414	4,918	4,872	2,581	2,731	22,890
90 + Days	1,487	3,136	2,803	2,329	1,347	1,754	12,856
Total Recreation	$435,498	$356,392	$256,680	$227,028	$142,693	$143,810	$1,562,101
Home improvement
Current	$193,964	$172,735	$151,637	$151,365	$71,812	$63,114	$804,627
30-59 Days	535	980	1,609	876	513	378	4,891
60-89 Days	353	761	441	455	199	158	2,367
90 + Days	—	410	417	331	42	100	1,300
Total Home improvement	$194,852	$174,886	$154,104	$153,027	$72,566	$63,750	$813,185
(1)
Excludes $55.1 million of capitalized recreation loan origination costs and $2.9 million of capitalized home improvement loan origination costs.

The following table presents loan delinquency for recreation and home improvement loans for the year ended December 31, 2024 by the year of origination:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total (1)
Recreation
Current	$475,880	$306,719	$272,495	$169,808	$72,760	$110,315	$1,407,977
30-59 Days	8,009	12,511	13,748	8,563	3,129	8,209	54,169
60-89 Days	3,139	5,272	5,136	3,010	998	2,821	20,376
90 + Days	1,300	2,966	2,799	1,414	450	1,089	10,018
Total Recreation	$488,328	$327,468	$294,178	$182,795	$77,337	$122,434	$1,492,540
Home improvement
Current	$259,794	$197,832	$187,789	$92,249	$44,253	$39,935	$821,852
30-59 Days	1,064	1,665	1,616	445	422	195	5,407
60-89 Days	289	884	654	344	154	107	2,432
90 + Days	196	392	504	203	37	54	1,386
Total Home improvement	$261,343	$200,773	$190,563	$93,241	$44,866	$40,291	$831,077
(1)
Excludes $50.7 million of capitalized recreation loan origination costs and $3.9 million of capitalized home improvement loan origination costs.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Year Ending December 31,
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	December 31, 2025 (1)	December 31, 2024 (1)	Interest Rate (2)
Deposits (3)	$682,132	$576,313	$424,188	$169,783	$230,919	$—	$2,083,335	$2,091,663	3.87%
Privately placed notes	31,250	53,750	39,000	—	—	22,500	146,500	146,500	8.12
SBA debentures and borrowings	14,000	2,000	1,250	1,250	3,000	63,500	85,000	70,250	3.98
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.12
Federal reserve and other borrowings	50,000	—	—	—	—	—	50,000	35,000	3.75
Strategic partner collateral deposits	6,081	—	—	—	—	—	6,081	3,000	3.87
Total	$783,463	$632,063	$464,438	$171,033	$233,919	$119,000	$2,403,916	$2,379,413	4.16%
(1)
Excludes deferred financing costs of $8.4 million and $8.2 million as of December 31, 2025 and 2024.
(2)
Weighted average contractual rate as of December 31, 2025.
(3)
Balance includes $3.7 million and $6.0 million in retail savings deposit balances as of December 31, 2025 and 2024.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. While brokered time deposits are sourced in amounts in excess of $250,000, all underlying deposits are in denominations of $250,000 or less. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, the annual expense of which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services, and, as of December 31, 2025 and 2024, the Bank had $17.2 million and $10.4 million in listing service deposit balances from other financial institutions. As of December 31, 2025 and 2024, the Bank had $3.7 million and $6.0 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of December 31, 2025.

(Dollars in thousands)	December 31, 2025
Three months or less	$143,956
Over three months through six months	238,847
Over six months through one year	299,329
Over one year	1,401,203
Deposits	2,083,335
Strategic partner collateral deposits	6,081
Total deposits	$2,089,416

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

As of December 31, 2025, the Bank had $591.9 million in home improvement loans pledged as collateral for a discount window line of credit established at the Federal Reserve. The current advance rate on the pledged securities is approximately 49% of book value, for a total of approximately $292.9 million in secured borrowing capacity, of which $50.0 million was utilized as of December 31, 2025. The discount window facility is not committed, and any borrowings by the Bank from the discount window facility are at the discretion of the Federal Reserve. The weighted average interest rate on funds borrowed from the discount window was 3.75% as of December 31, 2025.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of December 31, 2025, no outstanding amounts with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

The Company has entered into various private placements with certain institutional investors over time. The following table presents the private placement notes outstanding for the years ended December 31, 2025 and 2024.

(Dollars in thousands)				December 31,
Date of Notes	Maturity	Interest Rate	Interest Payable	2025	2024
December 2020	December 2027	7.500%	Semi-annually	$53,750	$53,750
February 2021 (1)	February 2026	7.250%	Semi-annually	31,250	31,250
September 2023	September 2028	9.250%	Semi-annually	39,000	39,000
June 2024	June 2039	8.875%	Semi-annually	17,500	17,500
August 2024	August 2039	8.625%	Semi-annually	5,000	5,000
				$146,500	$146,500
(1)
Privately placed notes due in 2026 were repaid, in full, at maturity, on February 26, 2026.

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for Medallion Capital, typically for a four and a half year term and a 1% fee. On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing, all of which had been utilized as of December 31, 2025. The Company does not currently have any commitments available from the SBA.

The following table presents the SBA debentures and borrowings for the years ended December 31, 2025 and 2024.

(Dollars in thousands)				December 31,
Date of Notes	Maturity	Interest Rate	Interest Payable	2025	2024
March 2015	March 2025	2.87%	Semi-annually	$—	$10,000
September 2015	September 2025	3.57%	Semi-annually	—	4,000
March 2016	March 2026	3.25%	Semi-annually	1,500	1,500
March 2016	March 2026	3.18%	Semi-annually	10,000	10,000
May 2016	September 2026	2.72%	Semi-annually	2,500	2,500
March 2017	March 2027	3.52%	Semi-annually	2,000	2,000
September 2018	September 2028	4.22%	Semi-annually	1,250	1,250
March 2019	March 2029	3.79%	Semi-annually	1,250	1,250
September 2020	September 2030	1.71%	Semi-annually	3,000	3,000
June 2021	September 2031	1.58%	Semi-annually	8,500	8,500
October 2021	March 2032	3.21%	Semi-annually	7,000	7,000
October 2022	March 2033	5.44%	Semi-annually	4,750	4,750
April 2023	September 2033	5.96%	Semi-annually	4,750	4,750
September 2023	March 2034	5.08%	Semi-annually	4,750	4,750
November 2023	March 2034	5.08%	Semi-annually	5,000	5,000
March 2025	September 2035	4.58%	Semi-annually	10,250	—
August 2025	September 2035	4.66%	Semi-annually	18,500	—
				$85,000	$70,250

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate (SOFR) adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of December 31, 2025, $33.0 million was outstanding on the trust preferred securities.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of December 31, 2025, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2033 subject to various operating leases.

The following table presents the operating lease costs and additional information for the years ended December 31, 2025, 2024, and 2023.

	December 31,
(Dollars in thousands)	2025	2024	2023
Operating lease costs	$2,350	$2,422	$2,390
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,789	2,682	2,472
Right-of-use asset obtained in exchange for lease liability	(226)	(237)	(226)

The following table presents the breakout of the operating leases as of December 31, 2025 and 2024.

	December 31,
(Dollars in thousands)	2025	2024
Operating lease right-of-use assets	$6,896	$6,922
Other current liabilities	2,205	2,294
Operating lease liabilities	5,041	5,128
Total operating lease liabilities	7,246	7,422
Weighted average remaining lease term	5.8 years	4.1 years
Weighted average discount rate	5.90%	5.56%

At December 31, 2025, maturities of the lease liabilities were as follows:

(Dollars in thousands)
2026	$2,546
2027	1,340
2028	756
2029	777
2030	797
Thereafter	2,070
Total lease payments	8,286
Less imputed interest	1,040
Total operating lease liabilities	$7,246

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

The following table presents the significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024.

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Provision for credit losses	$17,700	$14,530
Accrued expenses, compensation, and other assets	5,868	5,612
Net operating loss carryforwards (1)	2,648	3,168
Other investments and investment securities	2,553	2,885
Valuation allowance	(5,957)	(4,418)
Total deferred tax assets	22,812	21,777
Deferred tax liabilities:
Goodwill and other intangibles	42,408	42,772
Total deferred tax liabilities	42,408	42,772
Deferred tax liability, net	$19,596	$20,995
(1)
As of December 31, 2025, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had no net carrying value as of December 31, 2025.

The following table presents the components of the Company's tax provision for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current
Federal	$19,532	$15,634	$18,634
State	7,928	4,789	6,014
Deferred
Federal	(2,010)	1,455	(52)
State	(906)	(867)	314
Net provision for income taxes	$24,544	$21,011	$24,910

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025		2024		2023
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Statutory Federal income tax provision	$16,776	21%	$13,217	21%	$18,068	21%
State and local income taxes, net of federal income tax benefit	4,525	6	2,623	4	3,534	4
Valuation allowance against deferred tax assets	1,539	2	558	1	1,565	2
Change in effective state income tax rates and accrual	424	1	109	*	(222)	*
Non-deductible expenses	457	1	3,899	6	2,024	2
Other	823	1	605	1	(59)	*
Total income tax provision	$24,544	31%	$21,011	33%	$24,910	29%

(1) Percentage may not foot due to rounding.

(*) Less than 1%.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The Company has determined that a valuation allowance is necessary for net operating losses which the Company does not believe will be utilized as well as for deferred compensation in excess of statutory limits. Based upon these considerations, the Company determined the necessary valuation allowance as of December 31, 2025.

The Company has filed tax returns in many states. Federal, Utah, California, New York, Florida, and Texas tax filings of the Company for the tax years 2022 through the present are the more significant filings that are open for examination. For the year ended December 31, 2025, Utah, California, Florida, New York, and Texas made up 34%, 7%, 6%, 5%, and 3% of the state and local income taxes, net of federal income tax benefit.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of the 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, PSUs, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. On April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. On April 25, 2025, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 12, 2025. A total of 7,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 2,262,518 shares remained issuable as of December 31, 2025. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. As of December 31, 2025, 798,058 options on the Company’s common stock were outstanding under the Company’s plans, all of which have previously vested and are exercisable. Additionally, as of December 31, 2025, there were 751,750 unvested shares of restricted stock, 823,854 unvested PSUs, 88,480 unvested restricted stock units, and 331,799 vested, unissued restricted stock units outstanding under the 2018 Plan. As of December 31, 2025, the total remaining unrecognized compensation cost related to unvested restricted stock, restricted stock units, and PSUs, was $5.0 million, which is expected to be recognized over the next nine quarters. Total stock-based compensation expense was $6.7 million, $6.1 million, and $4.7 million for the years ended December 31, 2025, 2024, and 2023.

The fair value of each restricted stock grant, each restricted stock unit, and each PSU is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the year ended December 31, 2025.

The Company’s Compensation Committee of the Board of Directors grants PSUs, to certain officers and employees of the Company. Granted PSUs are subject to specified performance criteria for a particular performance period. The number of PSUs that vest can range from zero to 200% of the grant amount. In addition, dividends that accrue during the vesting period are reinvested in dividend equivalent PSUs. PSUs and the related dividend equivalent PSUs are converted into shares of common stock after vesting. Once the PSUs and dividend equivalent PSUs have vested, shares of common stock are delivered.

The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met. The following table presents the PSU activity for the years ended December 31, 2025, 2024, and 2023.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2022	—	$—	$—
Granted	296,444	6.08	6.08
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2023	296,444	$6.08	$6.08
Granted	215,687	8.97	8.97
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2024	512,131	$6.08 - 8.97	$7.30
Granted	311,723	8.47	8.47
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2025	823,854	$6.08 - 8.97	$7.74

The following table presents the restricted stock activity for the years ended December 31, 2025, 2024, and 2023.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2022	857,288	$4.89 - 7.25	$7.27
Granted	399,793	7.67 - 9.37	8.34
Cancelled	(12,807)	4.89 - 8.40	7.24
Vested (1)	(248,898)	4.89 - 7.68	7.10
Outstanding at December 31, 2023	995,376	$4.89 - 9.37	7.74
Granted	347,158	8.97 - 10.32	9.17
Cancelled	(32,521)	4.89 - 10.32	8.07
Vested (1)	(400,985)	4.89 - 8.40	7.69
Outstanding at December 31, 2024	909,028	$4.89 - 10.32	8.30
Granted	332,918	8.47 - 10.57	8.63
Cancelled	(5,373)	4.89 - 10.32	9.16
Vested (1)	(484,823)	4.89 - 8.97	7.70
Outstanding at December 31, 2025 (2)	751,750	$8.08 - 10.57	$8.83
(1)
The aggregate fair value of the restricted stock vested was $4.2 million, $2.7 million, and $2.1 million for the years ended December 31, 2025, 2024, and 2023.
(2)
The aggregate fair value of the restricted stock was $7.7 million as of December 31, 2025. The remaining vesting period was 2.2 years at December 31, 2025.

The following table presents stock option activity for the years ended December 31, 2025, 2024, and 2023.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,061,849	2.14 - 9.38	6.51
Granted	—	—	—
Cancelled	(33,382)	4.89 - 9.38	6.80
Exercised (1)	(68,945)	4.89 - 7.25	6.44
Outstanding at December 31, 2023	959,522	2.14 - 9.38	6.51
Granted	—	—	—
Cancelled	(4,748)	4.89 - 7.25	6.15
Exercised (1)	(40,865)	4.89 - 7.25	6.35
Outstanding at December 31, 2024	913,909	2.14 - 9.38	6.52
Granted	—	—	—
Cancelled	(33,770)	4.89 - 9.38	7.37
Exercised (1)	(82,081)	4.89 - 7.25	6.29
Outstanding at December 31, 2025 (2)	798,058	$2.14 - 9.38	$6.50
Options exercisable at
December 31, 2023	697,647	2.14 - 9.38	$6.51
December 31, 2024	829,286	2.14 - 9.38	6.53
December 31, 2025	798,058	2.14 - 9.38	6.50
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was $0.3 million, $0.1 million, and $0.1 million for the years ended December 31, 2025, 2024, and 2023.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at December 31, 2025 and the related exercise price of the underlying options, was $3.0 million for outstanding options all of which had previously vested. The remaining contractual life was 4.2 years for outstanding options and at December 31, 2025.

The following table presents the activity for the unvested options outstanding under the plans for the year ended December 31, 2025.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2022	513,423	4.89 - 7.25	$6.52
Granted	—	—	—
Cancelled	(3,336)	4.89 - 7.25	5.51
Vested (1)	(248,212)	4.89 - 7.25	6.55
Outstanding at December 31, 2023	261,875	4.89 - 7.25	6.49
Granted	—	—	—
Cancelled	(3,822)	4.89 - 7.25	6.22
Vested (1)	(173,430)	4.89 - 7.25	6.56
Outstanding at December 31, 2024	84,623	4.89 - 6.79	6.37
Granted	—	—	—
Cancelled	(119)	4.89	4.89
Vested (1)	(84,504)	4.89 - 6.79	6.37
Outstanding at December 31, 2025	—	$—	$—
(1)
The intrinsic value of the options vested was $0.1 million, $0.4 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023.

During the year ended December 31, 2025, the Company granted 86,410 restricted stock units, or RSUs, with a vesting date of June 12, 2026 at a grant price of $9.49. During the year ended December 31, 2024, the Company granted 92,350 RSUs which vested on June 11, 2025 at a grant price of $8.23. During the year ended December 31, 2023, the Company granted 83,158, which vested on June 22, 2024 at a grant price of $9.14. For the RSUs granted in 2025, 2024, and 2023, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of December 31, 2025, there were 420,279 RSUs outstanding, including 331,799 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers to finance RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, and collector cars make up 54%, 21%, and 13% of the segment portfolio, with no other product lines at or above 10%, as of December 31, 2025. The highest concentrations of recreation loans are in Texas and Florida at 17% and 10% of loans outstanding and with no other states at or above 10% as of December 31, 2025. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being swimming pools, roofs, and windows at 32%, 28%, and 11% of total home improvement loans outstanding, and with no other product lines at or above 10% as of December 31, 2025. The highest concentrations of home improvement loans are in Florida and Texas at 14% and 12% of loans outstanding and with no other states at or above 10% as of December 31, 2025. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, wholesale trade, and construction making up 63%, 11%, and 10% of the loans outstanding as of December 31, 2025, with no other product lines exceeding 10% as of December 31, 2025. The commercial lending segment invests across the United States with concentrations in California, Wisconsin, and New York having 20%, 12%, and 11% of the segment portfolio, and no other states having a concentration at or greater than 10% as of December 31, 2025. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of December 31, 2025.

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

The Company's chief operating decision maker (CODM) is a group comprised of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, and other senior members of management. The CODM primarily uses segment information to identify areas to improve efficiency of resources allocation, determine where to reinvest profits, and minimize unnecessary expenses. The CODM assesses segment performance mainly through selected financial ratios such as returns on average assets and net interest margin, which identifies areas requiring action.

The following table presents segment data as of and for the year ended December 31, 2025.

Year Ended December 31, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$209,321	$80,624	$15,904	$432	$9,039	$315,320
Total interest expense	51,966	28,931	4,824	73	12,633	98,427
Net interest income (loss)	157,355	51,693	11,080	359	(3,594)	216,893
Provision (benefit) for credit losses	73,908	10,181	9,027	(3,294)	—	89,822
Net interest income (loss) after loss provision	83,447	41,512	2,053	3,653	(3,594)	127,071
Other income	1,937	12	25,249	4,671	6,124	37,993
Operating expenses	(40,567)	(19,246)	(6,201)	(3,647)	(15,518)	(85,179)
Net income (loss) before taxes	44,817	22,278	21,101	4,677	(12,988)	79,885
Income tax (provision) benefit	(13,770)	(6,845)	(6,497)	(1,438)	4,006	(24,544)
Net income (loss) after taxes	31,047	15,433	14,604	3,239	(8,982)	55,341
Income attributable to the non-controlling interest						8,782
Less: redemption of Series F preferred stock - funds paid in excess of carrying value						3,515
Total net income attributable to Medallion Financial Corp.						$43,044
Balance Sheet Data
Total loan, gross (1)	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849
Total assets	1,552,257	796,254	115,601	4,329	487,023	2,955,464
Total funds borrowed (2)	1,262,575	647,657	94,028	3,521	396,135	2,403,916
Selected Financial Ratios
Return on average assets	2.05%	1.94%	12.80%	NM	NM	1.93%
Return on average stockholders' equity	*	*	*	NM	NM	11.06
Return on average equity	12.00	11.36	76.06	NM	NM	11.43
Interest yield	13.37	9.95	13.00	NM	NM	11.74
Net interest margin, gross	10.05	6.38	9.09	NM	NM	8.06
Net interest margin, net of allowance	10.56	6.54	9.78	NM	NM	8.40
Reserve coverage (3)	5.32	2.41	7.36	NM	NM	4.50
Delinquency status (4)	0.82	0.16	8.34	NM	NM	0.97
Charge-off (recovery) ratio (5)	3.77	1.38	4.22	NM	NM	2.88

(1) Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.

(2) Excludes deferred financing costs of $8.4 million as of December 31, 2025.

(3) Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.

(4) Loans 90 days or more past due as a percent of total gross loans.

(5) Net charge-offs as a percent of annual average gross loans. Charge-off ratio in the recreation lending segment was 3.95% when excluding loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the year ended December 31, 2024.

Year Ended December 31, 2024	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$194,131	$74,036	$14,007	$659	$7,869	$290,702
Total interest expense	46,123	26,277	4,294	102	11,371	88,167
Net interest income (loss)	148,008	47,759	9,713	557	(3,502)	202,535
Provision (benefit) for credit losses	67,995	13,458	1,093	(6,035)	(9)	76,502
Net interest income (loss) after loss provision	80,013	34,301	8,620	6,592	(3,493)	126,033
Other income	756	11	7,860	910	1,793	11,330
Operating expenses	(33,128)	(15,586)	(4,992)	(4,573)	(16,148)	(74,427)
Net income (loss) before taxes	47,641	18,726	11,488	2,929	(17,848)	62,936
Income tax (provision) benefit	(15,181)	(5,967)	(3,661)	(933)	4,731	(21,011)
Net income (loss) after taxes	32,460	12,759	7,827	1,996	(13,117)	41,925
Income attributable to the non-controlling interest						6,047
Total net income attributable to Medallion Financial Corp.						$35,878
Balance Sheet Data
Total loan, gross (1)	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Total assets	1,494,445	811,442	106,258	6,573	449,888	2,868,606
Total funds borrowed (2)	1,239,592	673,064	88,137	5,452	373,168	2,379,413
Selected Financial Ratios
Return on average assets	2.29%	1.66%	7.38%	24.25%	(2.95)%	1.54%
Return on average stockholders' equity	*	*	*	*	*	10.12
Return on average equity	15.11	10.76	47.93	151.76	(18.94)	9.89
Interest yield	13.30	9.45	12.71	23.39	NM	11.58
Net interest margin, gross	10.14	6.09	8.81	16.99	NM	8.05
Net interest margin, net of allowance	10.58	6.24	9.18	28.15	NM	8.35
Reserve coverage (3)	5.00	2.48	4.66	28.29	NM	4.12
Delinquency status (4)	0.67	0.17	14.66	—	NM	1.13
Charge-off (recovery) ratio (5)	3.72	1.78	0.04	(153.72)	NM	2.69

(1) Inclusive of recreation and strategic partnership loans held for sale, at lower of amortized cost or fair value.

(2) Excludes deferred financing costs of $8.2 million as of December 31, 2024.

(3) Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.

(4) Loans 90 days or more past due as a percent of total gross loans.

(5) Net charge-offs as a percent of annual average gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the year ended December 31, 2023.

Year Ended December 31, 2023	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$167,765	$62,703	$12,719	$1,596	$6,257	$251,040
Total interest expense	31,436	18,137	3,597	72	9,704	62,946
Net interest income (loss)	136,329	44,566	9,122	1,524	(3,447)	188,094
Provision (benefit) for credit losses	44,592	17,583	1,988	(26,318)	(35)	37,810
Net interest income (loss) after loss provision	91,737	26,983	7,134	27,842	(3,412)	150,284
Other income	376	6	5,971	3,358	1,609	11,320
Operating expenses	(32,601)	(16,752)	(3,547)	(7,256)	(15,412)	(75,568)
Net income (loss) before taxes	59,512	10,237	9,558	23,944	(17,215)	86,036
Income tax (provision) benefit	(17,231)	(2,964)	(2,767)	(6,933)	4,985	(24,910)
Net income (loss) after taxes	42,281	7,273	6,791	17,011	(12,230)	61,126
Income attributable to the non-controlling interest						6,047
Total net income attributable to Medallion Financial Corp.						$55,079
Balance Sheet Data
Total loans, gross	$1,336,222	$760,621	$114,827	$3,663	$553	$2,215,886
Total assets	1,297,870	744,904	110,850	12,247	421,956	2,587,827
Total funds borrowed (1)	1,062,584	609,863	90,754	10,027	345,462	2,118,690
Selected Financial Ratios
Return on average assets	3.36%	1.04%	6.65%	91.25%	(3.13)%	2.51%
Return on average stockholders' equity	*	*	*	*	*	17.33
Return on average equity	21.24	6.60	41.51	574.86	(19.78)	15.79
Interest yield	13.07	8.86	12.80	26.94	NM	11.19
Net interest margin, gross	10.62	6.29	9.18	25.73	NM	8.38
Net interest margin, net of allowance	11.09	6.45	9.45	61.60	NM	8.68
Reserve coverage (2)	4.31	2.76	3.61	41.93	NM	3.80
Delinquency status (3)	0.70	0.20	5.40	—	NM	0.77
Charge-off (recovery) ratio (4)	3.04	1.33	1.02	(309.96)	NM	1.48

(1) Excludes deferred financing costs of $8.5 million as of December 31, 2023.

(2) Allowance for credit loss as a percent of gross loans.

(3) Loans 90 days or more past due as a percent of total gross loans.

(4) Net charge-offs as a percent of annual average gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers, including Mr. Alvin Murstein and Mr. Andrew M. Murstein, for either a one-, two-, or three-year term. Typically, the contracts will renew for new one-, two- or three- year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one-, two- or three-year term (as applicable); however, there is currently one agreement that renews after two years for additional one-year terms and one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

On October 24, 2025, Mr. Alvin Murstein, the Company's current Executive Chairman of the Board of Directors, or the Board, entered into an amendment to the First Amended and Restated Employment Agreement, dated May 29, 1998, as amended, between him and the Company. Pursuant to such amendment: (i) effective as of January 31, 2026 (the “Transition Date”), Mr. Murstein no longer served as the Chief Executive Officer and became the Executive Chairman of the Board to serve through May 29, 2027 (the “Term”); (ii) during the period between the date of such amendment and the Transition Date, Mr. Murstein, among other things, continued to serve as Chief Executive Officer of the Company; (iii) during the period from the Transition Date until the end of the Term (the “Retirement Date”), Mr. Murstein shall, among other things, continue to serve as Executive Chairman of the Board with the Company's expectation that Mr. Murstein will be nominated to serve a new three-year term as a Board member at the 2026 Annual Meeting of Shareholders of the Company and a failure by the Board to so nominate Mr. Murstein would constitute termination without cause under his employment agreement; (iv) Mr. Murstein remains an employee of the Company in his role as Executive Chairman of the Board; (v) Mr. Murstein's compensation shall be determined without regard to the transition to Executive Chairman, provided that, all incentive equity awards that are determined to be granted to Mr. Murstein in respect of calendar years 2025, 2026 and 2027 shall be granted solely in the form of restricted stock and options; and (vi) on the Retirement Date (or earlier if termination occurs by reason of death or disability), all outstanding unvested equity awards, other than performance awards, will immediately vest and, if applicable, become exercisable and all outstanding performance awards will remain outstanding until the end of the relevant performance periods and vest and be earned to the extent applicable objects have been met, on a prorated basis for the portion of the performance period that Mr. Murstein was employed.

In addition, on October 24, 2025, Mr. Andrew Murstein, the Company’s current President, Chief Executive Officer and Chief Operating Officer, entered into an amendment to the First Amended and Restated Employment Agreement, dated May 29, 1998, as amended, between him and the Company. Pursuant to such amendment, effective as of January 31, 2026, Mr. Andrew Murstein became the President, Chief Executive Officer and Chief Operating Officer of the Company and shall remain President, Chief Executive Officer and Chief Operating Officer through the remainder of the employment term.

On January 12, 2026, the Company, Medallion Bank, and Mr. Donald Poulton entered into an amendment to the Employment Agreement, dated June 27, 2016 by and between Mr. Poulton, the Company and Medallion Bank. Pursuant to such Amendment, effective January 12, 2026, Donald Poulton no longer served as President of Medallion Bank, but remains the Chief Executive Officer of Medallion Bank through the remainder of the employment term. All other terms of his existing employment agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms.

In addition, on January 12, 2026, the Company, Medallion Bank and Mr. D. Justin Haley entered into a Second Amended and Restated Employment Agreement. Pursuant to the agreement, effective January 12, 2026, Mr. Haley no longer served as Executive Vice President and Chief Financial Officer of Medallion Bank, but became the President of Medallion Bank. The employment agreement has a two-year term that automatically renews each year for an additional two-year term commencing on January 1, 2027 unless terminated by either party. Under the employment agreement, Mr. Haley is entitled to an annual base salary of $430,000 effective January 1, 2026, which shall be reviewed by the Board of Directors of the Company not less than once each fiscal year and may be increased but not decreased from the then existing base salary. The employment agreement provides for a severance payment if the employment agreement is terminated under certain conditions. The employment agreement contains a non-competition covenant from Mr. Haley in the Company’s and Medallion Bank’s favor.

As of December 31, 2025, employment agreements expire at various dates through 2028, with future minimum payments under these agreements of approximately $6.6 million as follows:

(Dollars in thousands)
2026	$4,228
2027	1,921
2028	484
Total	$6,633

(B) OTHER COMMITMENTS

As of December 31, 2025 the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors and brother-in-law of one of the Company’s officers and directors, previously served as the Company’s Senior Vice President and effective July 24, 2025, serves as the Company's Executive Vice President at a salary of $269,000, $260,988, and $250,950 for the years ended December 31, 2025, 2024, and 2023, which was increased to $277,000 per year effective January 1, 2026. Mr. Rudnick received an annual cash bonus of $101,000, $75,000, and $95,000 as well as an equity grants in the amount of $54,000, $50,000, and $52,000 for the years ended December 31, 2025, 2024, and 2023.

Jameson Poulton, the son of one of Medallion Bank’s officers, serves as Medallion Bank’s Manager of Data Analytics at a salary of $107,120, $104,004, and $100,000 for the years ended December 31, 2025, 2024, and 2023, which was increased to $120,000 per year effective January 1, 2026. Mr. Poulton received an annual cash bonus of $16,068, $13,000, and $14,000 as well as equity grants in the amount of $0, $2,601, and $4,619 for the years ended December 31, 2025, 2024, and 2023.

.

(12) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Investment Plan, or the 401(k) Plan, which, effective June 1, 2022, covers all full-time and part-time employees of the Company who have attained the age of 18 and have a minimum of thirty (30) days of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% of total annual compensation, up to the applicable limits set forth in the Internal Revenue Code. Employee contributions are invested in various mutual funds according to the directions of the employee. Once eligible full-time employees have completed a minimum of ninety (90) days of service, and part time employees have worked at least 1,000 hours, the Company matches employee contributions to the 401(k) Plan in an amount per employee equal to fifty percent of the first 8% of the employee’s annual contributions, subject to legal limits. Prior to June 1, 2022, the 401(k) Plan covered full- and part-time employees of the Company aged 21 and older that had completed a minimum of thirty (30) days of service, with the Company matching one-third of the first 6% of the contributions of eligible employees that had completed at least one (1) year of service (in the case of full-time employees) or 1,000 hours (in the case of part-time employees). The Company’s 401(k) plan expense was approximately $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable. The following tables present the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2025 and 2024.

	December 31, 2025
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$201,564	$201,564	$200,814	$750	$—
Investment securities	60,183	60,183	—	60,183	—
Loans held for investment, net of allowance	2,436,916	2,421,988	—	—	2,421,988
Loans held for sale, at lower of amortized cost or fair value	15,144	15,144	—	—	15,144
Accrued interest receivable	19,401	19,401	19,401	—	—
Equity securities (2)	1,787	1,787	1,787	—	—
Financial liabilities
Funds borrowed (3)	2,410,016	2,431,011	—	2,431,011	—
Accrued interest payable	6,319	6,319	6,319	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $8.4 million as of December 31, 2025.

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

The Company’s investment securities are recorded at the estimated fair value of such investments.

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

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

December 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$60,183	$—	$60,183
Equity securities (2)	1,787	—	—	1,787
Total	$1,787	$60,183	$—	$61,970
(1)
Total unrealized gains of $1.8 million, net of tax, was included in other comprehensive income for the year ended December 31, 2025.
(2)
Included within other assets on the balance sheet.

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$54,805	$—	$54,805
Equity securities (2)	1,732	—	—	1,732
Total	$1,732	$54,805	$—	$56,537
(1)
Total unrealized gains of less than $0.1 million, net of tax, was included in other comprehensive loss for the year ended December 31, 2024.
(2)
Included within other assets on the balance sheet.

The following tables present the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024.

December 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—
(1)
As of December 31, 2025, the Company held 8 equity investments, measured on a non-recurring basis, that had a fair value of $0.

December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments	$—	$—	$1,374	$1,374
Total	$—	$—	$1,374	$1,374

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

The valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of December 31, 2025 and 2024.

(Dollars in thousands)	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$—	Investee financial analysis	Financial condition and operating performance of the borrower (1)	N/A
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

(15) MEDALLION BANK PREFERRED STOCK (Non-controlling interest)

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

On December 17, 2019, the Bank closed an initial public offering of 1,840,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, or Series F Preferred Stock, with a $46.0 million aggregate liquidation amount, or $25 per share, yielding net proceeds of $42.5 million. Dividends were payable quarterly from the date of issuance to, but excluding, April 1, 2025, at a rate of 8% per annum, and from and including April 1, 2025, at a floating rate equal to three-month Term 90-day Secured Overnight Financing Rate, or SOFR, plus a spread of 6.46% per annum.

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

(16) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The following presents the condensed financial information of Medallion Financial Corp. (parent company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2025	2024
Assets
Cash	$20,102	$26,395
Investment in bank subsidiary (1)	618,677	552,326
Investment in non-bank subsidiaries	82,080	96,653
Income tax receivable	11,859	21,870
Intercompany receivable	850	—
Net loans receivable	542	782
Loan collateral in process of foreclosure	159	361
Other assets	2,994	4,933
Total assets	$737,263	$703,320
Liabilities
Long-term borrowings (2)	$146,693	$177,169
Short-term borrowings	31,250	—
Deferred tax liabilities	38,453	38,096
Intercompany payables	—	31,435
Other liabilities	12,821	17,662
Total liabilities	229,217	264,362
Parent company equity	408,617	370,170
Non-controlling interest	99,429	68,788
Total stockholders’ equity	508,046	438,958
Total liabilities and equity	$737,263	$703,320
(1)
Includes $168.5 million and $169.9 million of goodwill and intangible assets of the Company which relate specifically to the Bank and $99.4 million and $68.8 million related to non-controlling interests in consolidated subsidiaries as of December 31, 2025 and 2024.
(2)
Includes $1.8 million and $2.3 million of deferred financing costs as of December 31, 2025 and 2024.

Condensed Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Dividend income	$29,616	$25,600	$25,125
Interest income	804	1,260	1,243
Total dividend and interest income	30,420	26,860	26,368
Interest expense	14,893	14,800	12,771
Net interest income	15,527	12,060	13,597
Benefit for credit losses	(229)	(133)	(310)
Net interest income after allowance for credit losses	15,756	12,193	13,907
Other income, net (1)	1,266	997	2,625
Other expense, net	21,605	18,656	22,781
Loss before income taxes and undistributed earnings of subsidiaries	(4,583)	(5,466)	(6,249)
Income tax benefit	7,083	3,095	5,291
Loss before undistributed earnings of subsidiaries	2,500	(2,371)	(958)
Undistributed earnings of subsidiaries	40,544	38,249	56,037
Net income attributable to parent company	$43,044	$35,878	$55,079
(1)
Includes $1.3 million, $1.0 million, and $3.1 million of net gains on the disposition of taxi medallion assets for the years ended December 31, 2025, 2024, and 2023.

Condensed Statements of Other Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income attributable to parent company	$43,044	$35,878	$55,079
Change in unrealized gains (losses) on investment securities	1,757	68	(482)
Tax effect on unrealized (losses) gains on investments	(491)	(19)	135
Total comprehensive income attributable to Medallion Financial Corp.	$44,310	$35,927	$54,732

Condensed Statements of Cash Flow

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/net decrease in net assets resulting from operations	$43,044	$35,878	$55,079
Adjustments to reconcile net income/net decrease in net assets resulting from operations to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(71,606)	(63,846)	(81,164)
Benefit for credit losses	(229)	(133)	(310)
Depreciation and amortization	2,237	2,252	2,198
Change in deferred and other tax assets/liabilities, net	10,368	2,458	(947)
Net change in loan collateral in process of foreclosure	—	—	252
Stock-based compensation expense	6,735	6,053	4,713
Decrease in other assets	1,939	1,680	990
Decrease (increase) in deferred financing costs	(10)	(272)	(1,437)
Decrease in intercompany payables	(503)	(1,165)	(778)
Decrease in other liabilities	(4,796)	(7,614)	(134)
Net cash used for operating activities	(12,821)	(24,709)	(21,538)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(72)	(110)	(1,612)
Proceeds from principal receipts, sales, and maturities of loans and investments	541	1,864	2,057
Proceeds from sale and principal payments of loan collateral in process of foreclosure	202	434	954
Investment in subsidiaries	(11,116)	—	(5,125)
Dividends from subsidiaries	29,616	25,600	25,125
Net cash provided by investing activities	19,171	27,788	21,399
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from funds borrowed	—	10,000	51,500
Repayments of funds borrowed	—	(3,000)	(33,000)
Treasury stock repurchased	(986)	(4,606)	—
Dividends paid to shareholders	(10,971)	(9,394)	(7,703)
Payment of withholding taxes on net settlement of vested stock	(1,202)	(944)	(768)
Proceeds from the exercise of stock options	516	259	442
Net cash (used for) provided by financing activities	(12,643)	(7,685)	10,471
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,293)	(4,606)	10,332
Cash and cash equivalents, beginning of period	26,395	31,001	20,669
Cash and cash equivalents, end of period	$20,102	$26,395	$31,001

(17) SUBSEQUENT EVENTS

On January 13, 2026, approximately $1 billion of recreation loans, in addition to the previously-pledged home improvement loans, were pledged as secured collateral to the Federal Reserve Discount Window, increasing the total loans pledged to just under $1.6 billion. As of January 31, 2026, the blended advance rate was 57%, with a total borrowing capacity of approximately $900 million.

On February 26, 2026, the Company repaid $31.25 million of privately placed notes, in full, at maturity.

In February 2026, the Company repaid $11.5 million of SBA debentures, in full, which had a maturity date of March 1, 2026.

The Company has evaluated the effects of events that have occurred subsequent to December 31, 2025, through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no additional subsequent events that required recognition or disclosure.