Form 10-Q
period 2026-03-31
MEDALLION FINANCIAL CORP
filed 2026-05-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of May 4, 2026, was 23,849,967.

MEDALLION FINANCIAL CORP.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and future performance applicable to us within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory, and other uncertainties and contingencies, including those relating to the U.S. and global economies, including the current inflationary environment, the impact of tariffs, the risk of recession and the impact of the geopolitical environment (including the conflict with Iran), all of which are difficult or impossible to predict, and many of which are beyond control of the Company.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is operating and growing our consumer finance and commercial lending businesses. Our total assets were $2.95 billion and $2.96 billion as of March 31, 2026 and December 31, 2025.

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

Our consolidated balance sheets as of March 31, 2026, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three months ended March 31, 2026 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$93,915	$136,266
Federal funds sold	44,734	65,298
Investment securities	67,934	60,183
Equity investments	8,099	8,099
Loans held for sale, at lower of amortized cost or fair value	10,786	15,144
Loans	2,607,209	2,551,705
Allowance for credit losses	(116,696)	(114,789)
Net loans receivable	2,490,513	2,436,916
Goodwill	150,803	150,803
Intangible assets, net	17,340	17,701
Accrued interest receivable	19,261	19,401
Property, equipment, and right-of-use lease assets, net	10,999	11,861
Loan collateral in process of foreclosure	6,418	7,333
Other assets	29,684	26,459
Total assets	$2,950,486	$2,955,464
Liabilities
Deposits (1)	$2,128,568	$2,084,265
Long-term debt (2)	214,159	215,987
Short-term debt	44,500	95,250
Deferred tax liabilities, net (3)	21,217	19,596
Operating lease liabilities	4,489	5,041
Accrued interest payable	5,635	6,319
Income tax payable	3,310	759
Accounts payable and accrued expenses (4)	21,095	20,201
Total liabilities	2,442,973	2,447,418
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 30,145,347 shares at March 31, 2026 and 29,592,592 shares at December 31, 2025 issued)	301	296
Additional paid in capital	297,214	299,458
Treasury stock (6,280,909 shares at March 31, 2026 and December 31, 2025)	(51,130)	(51,130)
Accumulated other comprehensive loss	(2,766)	(2,381)
Retained earnings	164,465	162,374
Total stockholders’ equity	408,084	408,617
Non-controlling interest in consolidated subsidiaries	99,429	99,429
Total equity	507,513	508,046
Total liabilities and equity	$2,950,486	$2,955,464
Number of shares outstanding	23,864,438	23,311,683
Book value per share	$17.10	$17.53
(1)
Includes $5.1 million and $5.2 million of deferred financing costs as of March 31, 2026 and December 31, 2025. Refer to Note 5 for more details.
(2)
Includes $3.1 million and $3.3 million of deferred financing costs as of both March 31, 2026 and December 31, 2025. Refer to Note 5 for more details.
(3)
Includes $42.3 million and $42.4 million of deferred tax liabilities related to goodwill and intangible assets as of March 31, 2026 and December 31, 2025. Refer to Note 7 for more details.
(4)
Includes the short-term portion of lease liabilities of $2.2 million as of both March 31, 2026 and December 31, 2025. Refer to Note 6 for more details.
(5)
Refer to Note 10 for more details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2026	2025
Interest and fees on loans	$77,336	$73,737
Non-loan interest and dividend income	1,732	1,688
Total interest income	79,068	75,425
Interest on deposits	20,736	19,615
Interest on long-term debt	3,613	3,690
Interest on short-term borrowings	660	708
Total interest expense	25,009	24,013
Net interest income	54,059	51,412
Provision for credit losses	22,476	22,014
Net interest income after provision for credit losses	31,583	29,398
Other income
Gain on equity investments, net	313	9,430
Gain on taxi medallion assets, net	1,099	843
Strategic partnership fees	823	685
Other income	173	641
Total other income, net	2,408	11,599
Other expenses
Salaries and employee benefits	11,000	9,993
Loan servicing fees	3,537	2,817
Collection costs	1,937	1,739
Professional fee costs, net	1,252	1,750
Regulatory fees	979	821
Rent expense	697	675
Depreciation	632	618
Amortization of intangible assets	361	361
Director compensation	432	412
Other expenses	1,547	1,572
Total other expenses	22,374	20,758
Income before income taxes	11,617	20,239
Income tax provision	4,328	6,713
Net income	7,289	13,526
Less: income attributable to the non-controlling interest	2,336	1,512
Net income attributable to Medallion Financial Corp.	$4,953	$12,014
Basic earnings per share	$0.21	$0.53
Diluted earnings per share	$0.20	$0.50
Weighted average common shares outstanding
Basic	23,059,744	22,570,797
Diluted	24,545,801	23,897,167

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$7,289	$13,526
Change in unrealized (loss) gains on investment securities	(531)	886
Tax effect on unrealized (losses) gains on investments	146	(248)
Total comprehensive income	6,904	14,164
Less: income attributable to the non-controlling interest	2,336	1,512
Total comprehensive income attributable to Medallion Financial Corp.	$4,568	$12,652

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2025	29,592,592	$296	$299,458	(6,280,909)	$(51,130)	$162,374	$(2,381)	$408,617	$99,429	$508,046
Net income	—	—	—	—	—	4,953	—	4,953	2,336	7,289
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(2,336)	(2,336)
Stock-based compensation expense	—	9	2,066	—	—	—	—	2,075	—	2,075
Exercise of stock options	2,224	—	13	—	—	—	—	13	—	13
Issuance of restricted stock, net	344,206	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of performance stock units	652,577	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(444,683)	(4)	(4,323)	—	—	—	—	(4,327)	—	(4,327)
Forfeiture of restricted stock, net	(1,569)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Dividends paid on common stock	—	—	—	—	—	(2,862)	—	(2,862)	—	(2,862)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(385)	(385)	—	(385)
Balance at March 31, 2026	30,145,347	$301	$297,214	(6,280,909)	$(51,130)	$164,465	$(2,766)	$408,084	$99,429	$507,513

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	29,308,182	$293	$293,412	(6,172,558)	$(50,144)	$130,256	$(3,647)	$370,170	$68,788	$438,958
Net income	—	—	—	—	—	12,014	—	12,014	1,512	13,526
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,686	—	—	—	—	1,688	—	1,688
Exercise of stock options	265	—	1	—	—	—	—	1	—	1
Issuance of restricted stock, net	307,059	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(144,360)	—	(1,202)	—	—	—	—	(1,202)	—	(1,202)
Forfeiture of restricted stock, net	(3,373)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(60,185)	(531)	—	—	(531)	—	(531)
Dividends paid on common stock	—	—	—	—	—	(2,554)	—	(2,554)	—	(2,554)
Other comprehensive income, net of tax	—	—	—	—	—	—	638	638	—	638
Balance at March 31, 2025	29,467,773	$295	$293,897	(6,232,743)	$(50,675)	$139,716	$(3,009)	$380,224	$68,788	$449,012

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$7,289	$13,526
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	22,476	22,014
Proceeds from sales of strategic partnership loans held for sale	174,342	133,127
Origination of loans held for sale	(169,984)	(136,240)
Paid-in-kind interest income	(303)	(249)
Depreciation and amortization	2,041	2,105
Amortization of loan origination costs and fees, net	3,005	2,336
Increase in deferred and other tax liabilities, net	4,172	6,957
Net gains on equity investments	(313)	(9,430)
Stock-based compensation expense	2,075	1,688
Increase in accrued interest receivable	140	877
(Decrease) increase in other assets	(3,519)	1,319
Increase (decrease) in accounts payable and accrued expenses	579	(3,263)
Decrease in accrued interest payable	(684)	(1,621)
Net cash provided by operating activities	41,316	33,146
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(212,270)	(147,906)
Proceeds from principal receipts, sales, and maturities of loans	131,066	132,083
Purchases of investments	(9,750)	(3,873)
Proceeds from principal receipts, sales, and maturities of investments	1,584	14,943
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	3,344	3,171
Net cash used in investing activities	(86,026)	(1,582)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	245,664	582,122
Repayments of time deposits and funds borrowed	(254,120)	(619,161)
Cash dividends paid on common stock	(3,099)	(2,859)
Distributions to non-controlling interests	(2,336)	(1,512)
Payment of withholding taxes on net settlement of vested stock	(4,327)	(1,202)
Treasury stock repurchased	—	(531)
Proceeds from the exercise of stock options	13	1
Net cash used in financing activities	(18,205)	(43,142)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,915)	(11,578)
Cash and cash equivalents, beginning of period (1)	201,564	169,572
Cash and cash equivalents, end of period (1)	$138,649	$157,994
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$24,655	$24,515
Cash paid during the period for income taxes	9	10
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$7,641	$6,483
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

(1) ORGANIZATION OF MEDALLION FINANCIAL CORP. AND ITS SUBSIDIARIES

Medallion Financial Corp., or the Company, is a specialty finance company organized as a Delaware corporation that reports as a bank holding company but is not a bank holding company for regulatory purposes. The Company conducts its business through various wholly-owned subsidiaries including its primary operating company, Medallion Bank, or the Bank, a Federal Deposit Insurance Corporation, or FDIC, insured industrial bank that originates consumer loans, raises deposits, and conducts other banking activities. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes examinations by those agencies. The Bank was formed in May 2002 for the purpose of obtaining an industrial bank charter pursuant to the laws of the State of Utah. The Bank originates consumer loans on a national basis for the purchase of recreational vehicles, or RVs, boats, collector cars, and other consumer recreational equipment and to finance home improvements such as roofs, swimming pools, and windows. The loans are financed primarily with time certificates of deposit which are originated nationally through a variety of brokered deposit relationships.

The Company also conducts business through its subsidiaries Medallion Capital, Inc., or Medallion Capital, a Small Business Investment Company, or SBIC, which conducts a mezzanine financing business; and Freshstart Venture Capital Corp., or Freshstart, which historically originated and serviced taxi medallion and commercial loans. Medallion Capital, an SBIC, is regulated by the Small Business Administration, or SBA. Medallion Capital is financed in part by the SBA.

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.9 million at March 31, 2026, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments with an original purchased maturity of three months or less, federal funds sold, interest-bearing deposits in other banks, and money market mutual funds to be cash equivalents. A non-interest-bearing compensating balance of $0.8 million and $0.7 million as of March 31, 2026 and December 31, 2025 was maintained at a correspondent bank and considered to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash also included $0.8 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years that cannot be withdrawn but are salable on an active secondary market, without penalty, as of both March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company held $0.6 million in a money market account in connection with a letter of credit. Certain of the Company's borrowings require that the Company and its subsidiaries maintain cash at specific levels pursuant to covenants in applicable debt agreements. The Company is compliant with these covenants as of March 31, 2026.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments were $8.1 million as of both March 31, 2026 and December 31, 2025, which were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. As of March 31, 2026, cumulative impairment of $5.3 million had been recorded with respect to these investments. During the three months ended March 31, 2026, the Company recognized net gains of $0.3 million on equity investments, net of losses, inclusive of $0.4 million of net realized gains.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. The fair value of these securities were $1.8 million for both March 31, 2026 and December 31, 2025 and are included in other assets on the consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million of gains related to equity securities.

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

For available-for-sale debt securities in an unrealized loss position, the Company first determines if it intends to sell the security, or if it is more likely than not that the Company will be required to sell it before recovering its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to its fair value through earnings. If neither condition is met, the Company assesses whether the decline in fair value is the result of credit losses or other factors. This assessment includes reviewing changes in the rating of the security by a rating agency, increases in defaults on the underlying collateral, and the extent to which the securities are issued by the federal government or its agencies, including the amount of the guarantee issued by those agencies, among other factors. If a credit loss exists, the Company compares the present value of expected cash flows from the security to its amortized cost basis. If the present value is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded through earnings, but limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment not recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of taxes.

Changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management confirms the uncollectibility of an available-for-sale debt security or when either of the criteria regarding intent or requirement to sell is met. There were no investment securities allowance for credit losses as of March 31, 2026 and December 31, 2025.

Loans

The Company’s loans, classified as held for investment, are currently reported at amortized cost, which is the principal amount outstanding, inclusive of loan origination costs, which primarily includes deferred costs paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of March 31, 2026 and December 31, 2025, net loan origination costs included in loans were $54.3 million and $52.0 million. Net amortization reducing interest income was $3.0 million for the three months ended March 31, 2026 and was $2.3 million for the three months ended March 31, 2025.

Interest income is recorded on the accrual basis. The consumer loan portfolio is typified by a large number of smaller dollar loans that have similar characteristics. When, based on current information and events, it is unlikely the Company will be able to collect all amounts due according to the contractual terms of the original loan agreement, a loan is considered nonperforming. Loans are considered past due when a borrower fails to make a full payment by the payment due date or maturity date. Consumer loans are placed on nonaccrual when they become 90 days past due, and are charged off in their entirety when deemed uncollectible, if they enter bankruptcy, or when they become 120 days past due, whichever occurs first. The Company takes appropriate recovery efforts against both the borrower and the underlying collateral are initiated for nonaccrual loans. For the recreation loan portfolio, the process to repossess the collateral is generally started at 60 days past due. If the collateral is not located and the account reaches 120 days delinquent, the account is charged off. If the collateral is repossessed, a loss is recorded by writing the collateral down to its fair value less selling costs, and the collateral is sent to auction. When the collateral is sold, the net auction proceeds are applied to the account, and any remaining balance is written off. Proceeds collected on charged-off accounts are recorded as recoveries. Commercial loans and taxi medallion loans are placed on nonaccrual status, and all uncollected accrued interest is reversed, when there is doubt as to the collectability of interest or principal, or if loans are 90 days or more past due, unless management has determined that they are both well-secured and in the process of collection. Interest income on nonaccrual loans is generally recognized when cash is received, unless a determination has been made to apply all cash receipts to principal.

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

Loan collateral in process of foreclosure includes consumer repossessed collateral in the process of being sold in addition to taxi medallion loans that have reached 120 days past due and have been charged down to the net realizable value of the underlying collateral. For New York City taxi medallion loans in the process of foreclosure, the Company continued to utilize a maximum net value of $79,500 when assessing net realizable value for these taxi medallion loans, despite fluctuating current transfer prices which may exceed that level from time to time. The "loan collateral in the process of foreclosure" designation reflects that the collection activities on these loans have transitioned from working with the borrower to the liquidation of the collateral securing the loans.

Loans Held for Sale

Loans held for sale consist of consumer loans and strategic partnership loans intended to be sold in the secondary market. Loans held for sale are recorded at the lower of amortized cost or fair value. Changes in fair value are recognized in non-interest income. For loans transferred into the held for sale classification from the held for investment classification, any allowance for credit losses previously recorded is reversed at the transfer date, and the loans are transferred at their amortized cost basis (which is reduced by any previous charge-offs, but excludes any allowance for credit losses). For the three months ended March 31, 2026 and 2025, the Company did not recognize any fair value adjustments related to loans held for sale.

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

As of March 31, 2026 and December 31, 2025, the Company had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of March 31, 2026 and December 31, 2025, the Company had intangible assets of $17.3 million and $17.7 million. The Company recognized $0.4 million of amortization expense on the intangible assets for the three months ended March 31, 2026 and 2025.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at October 1, 2025. The third-party expert, as of the most recent goodwill impairment testing date, determined that a fair value premium existed in excess of the carrying value of the recreation and home improvement lending segments. During the three months ended March 31, 2026, the Company did not identify any triggering events that would require re-evaluation of goodwill impairment in either segment.

The table below presents the intangible assets as of the dates presented:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Brand-related intellectual property	$13,200	$13,475
Home improvement contractor relationships	4,140	4,226
Total intangible assets	$17,340	$17,701

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.6 million for the three months ended March 31, 2026 and 2025.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as interest expense in the Consolidated Statements of Operations, was $1.0 million for the three months ended March 31, 2026 and was $1.1 million for the three months ended March 31, 2025. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount on the Company’s balance sheet related to deposits and borrowing facilities were $8.2 million and $8.4 million as of March 31, 2026 and December 31, 2025, and there were no capitalized transaction costs as of March 31, 2026 and December 31, 2025.

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

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2026	2025
Net income attributable to common stockholders	$4,953	$12,014
Weighted average common shares outstanding applicable to basic EPS	23,059,744	22,570,797
Effect of performance stock unit grants	729,280	515,645
Effect of restricted stock grants	487,002	576,251
Effect of dilutive stock options	269,775	234,474
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,545,801	23,897,167
Basic earnings per share	$0.21	$0.53
Diluted earnings per share	0.20	0.50

Potentially dilutive common shares excluded from the above calculations were 403,858 as of March 31, 2026 and 59,082 shares as of March 31, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (presented in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of March 31, 2026 and December 31, 2025, the Bank’s Tier 1 leverage ratio was considered well-capitalized. The Bank had excess Tier 1 leverage capital of $61.2 million over the 15% minimum required, which was $385.9 million based on our total assets as of March 31, 2026. The Bank’s capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2026	December 31, 2025
Common equity tier 1 capital			$347,627	$356,038
Tier 1 capital			447,056	455,467
Total capital			479,609	487,292
Average assets			2,572,371	2,558,754
Risk-weighted assets			2,529,775	2,472,328
Leverage ratio (1)	4.0%	5.0%	17.4%	17.8%
Common equity tier 1 capital ratio (2)	4.5	6.5	13.7	14.4
Tier 1 capital ratio (3)	6.0	8.0	17.7	18.4
Total capital ratio (3)	8.0	10.0	19.0	19.7
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the above table, the minimum risk-based ratios as of March 31, 2026 and December 31, 2025 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both March 31, 2026 and December 31, 2025.

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of March 31, 2026 and December 31, 2025:

March 31, 2026 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$51,481	$60	$(3,732)	$47,809
State and municipalities	21,312	—	(1,315)	19,997
Agency bonds	137	—	(9)	128
Total	$72,930	$60	$(5,056)	$67,934

December 31, 2025 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$45,392	$160	$(3,381)	$42,171
State and municipalities	19,117	14	(1,251)	17,880
Agency bonds	139	—	(7)	132
Total	$64,648	$174	$(4,639)	$60,183

The amortized cost and estimated fair market value of investment securities at March 31, 2026 by contractual maturity are presented below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage‑backed securities are included in the table based on their contractual maturities and are reflected in the each category below.

March 31, 2026 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,402	$2,387
Due after one year through five years	10,662	10,120
Due after five years through ten years	9,493	9,243
Due after ten years	50,373	46,184
Total	$72,930	$67,934

The following tables present information pertaining to securities with gross unrealized losses as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
March 31, 2026 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(236)	$7,644	$(3,496)	$29,393
State and municipalities	(29)	2,914	(1,286)	14,086
Agency bonds	—	—	(9)	128
Total	$(265)	$10,558	$(4,791)	$43,607

	Less than Twelve Months		Twelve Months and Over
December 31, 2025 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(13)	$3,420	$(3,368)	$26,541
State and municipalities	(3)	22	(1,248)	14,840
Agency bonds	—	—	(7)	132
Total	$(16)	$3,442	$(4,623)	$41,513

As of March 31, 2026 and December 31, 2025, the Company had 56 and 52 securities with unrealized losses that had not been recognized in income. The investments are mortgage-backed securities and similar instruments with conservative risk characteristics, all of which are directly or indirectly guaranteed by the U.S. Government. The municipal bond portfolio consists of bonds purchased from the Utah Housing Corporation, which primarily acquires FHA‑insured loans within the state of Utah. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on the Company's assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of March 31, 2026 and December 31, 2025, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	As a Percent of Total Loans (1)	Amount	As a Percent of Total Loans (1)
Loans held for investment:
Recreation	$1,671,538	64%	$1,617,221	63%
Home improvement	814,933	31	810,237	32
Commercial	119,612	5	123,068	5
Taxi medallion	1,126	*	1,179	*
Total loans	2,607,209	100	2,551,705	99
Loans held for sale, at lower of amortized cost or fair value:
Strategic partnership	10,786	*	15,144	*
Total loans held for sale, at lower of amortized cost or fair value	10,786	—	15,144	—
Total loans and loans held for sale	$2,617,995	100%	$2,566,849	100%

(1) Percentage may not foot due to rounding.

(*) Less than 1%.

The following table presents the activity of the gross loans and loans held for sale for the three months ended March 31, 2026.

Three Months Ended March 31, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2025	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849
Loan originations	142,548	64,402	—	—	169,984	376,934
Principal receipts, sales, and maturities	(59,668)	(56,093)	(3,767)	(15)	(174,342)	(293,885)
Charge-offs	(22,491)	(4,351)	—	(38)	—	(26,880)
Transfer to loan collateral in process of foreclosure, net	(7,641)	—	—	—	—	(7,641)
Amortization of origination fees and costs, net	(3,750)	737	8	—	—	(3,005)
Origination fees and costs, net	5,319	1	—	—	—	5,320
Paid-in-kind interest	—	—	303	—	—	303
Gross loans – March 31, 2026	$1,671,538	$814,933	$119,612	$1,126	$10,786	$2,617,995

The following table presents the activity of the gross loans and loans held for sale for the three months ended March 31, 2025.

Three Months Ended March 31, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	86,833	48,796	9,707	72	136,240	281,648
Principal receipts, sales, and maturities	(61,507)	(59,611)	(5,052)	(316)	(133,127)	(259,613)
Charge-offs	(20,274)	(4,227)	(130)	(15)	—	(24,646)
Transfer to loan collateral in process of foreclosure, net	(2,389)	—	—	—	—	(2,389)
Amortization of origination fees and costs, net	(3,481)	1,133	12	—	—	(2,336)
Origination fees and costs, net	3,419	(921)	—	—	—	2,498
Paid-in-kind interest	—	—	249	—	—	249
Gross loans – March 31, 2025	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2026.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2025	$85,956	$19,563	$9,052	$218	$114,789
Charge-offs	(22,491)	(4,351)	—	(38)	(26,880)
Recoveries	4,820	1,465	5	21	6,311
Provision (benefit) for credit losses	18,445	3,618	459	(46)	22,476
Balance at March 31, 2026	$86,730	$20,295	$9,516	$155	$116,696
(1)
As of March 31, 2026, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $170.1 million, including $105.5 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2025.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	$71,558	$20,249	$8,174	$385	$100,366
(1)
As of March 31, 2025 cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $161.7 million, including $95.2 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following table presents the gross charge-offs for the three months ended March 31, 2026, by the year of origination:

Three Months Ended March 31, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$—	$3,685	$5,617	$4,501	$3,974	$4,714	$22,491
Home improvement	—	399	916	1,328	952	756	4,351
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	38	38
Total	$—	$4,084	$6,533	$5,829	$4,926	$5,508	$26,880

The following table presents the gross charge-offs for the three months ended March 31, 2025, by the year of origination:

Three Months Ended March 31, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$—	$2,728	$3,707	$4,506	$1,933	$7,400	$20,274
Home improvement	—	823	1,503	1,133	428	340	4,227
Commercial	—	—	—	130	—	—	130
Taxi medallion	—	—	—	—	—	15	15
Total	$—	$3,551	$5,210	$5,769	$2,361	$7,755	$24,646

The following table presents the allowance for credit losses by type as of March 31, 2026.

March 31, 2026 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category (2)
Recreation	$86,730	74%	5.19%
Home improvement	20,295	17	2.49
Commercial	9,516	8	7.96
Taxi medallion	155	*	13.86
Total (1)	$116,696	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of March 31, 2026, total allowance for credit losses as a percent of nonaccrual loans was 316%.

(*) Less than 0.1%.

The following table presents the allowance for credit losses by type as of December 31, 2025.

December 31, 2025 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category (2)
Recreation	$85,956	75%	5.32%
Home improvement	19,563	17	2.41
Commercial	9,052	8	7.36
Taxi medallion	218	*	18.49
Total (1)	$114,789	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of December 31, 2025, total allowance for credit losses as a percent of nonaccrual loans was 281%.

(*) Less than 0.1%.

The following tables present the performance status of loans as of March 31, 2026 and December 31, 2025.

March 31, 2026 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,661,437	$10,101	$1,671,538	0.60%
Home improvement	813,533	1,400	814,933	0.17
Commercial	95,345	24,267	119,612	20.29
Taxi medallion	—	1,126	1,126	100.00
Strategic partnership	10,786	—	10,786	—
Total	$2,581,101	$36,894	$2,617,995	1.41%

December 31, 2025 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,603,542	$13,679	$1,617,221	0.85%
Home improvement	808,943	1,294	810,237	0.16
Commercial	98,380	24,688	123,068	20.06
Taxi medallion	—	1,179	1,179	100.00
Strategic partnership	15,144	—	15,144	—
Total	$2,526,009	$40,840	$2,566,849	1.59%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as a result, deemed nonperforming.

The following tables present the aging of loans as of March 31, 2026 and December 31, 2025.

March 31, 2026	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$51,701	$17,693	$9,196	$78,590	$1,536,259	$1,614,849	$—
Home improvement	4,586	1,820	1,396	7,802	809,341	817,143	—
Commercial	2,835	—	10,274	13,109	106,643	119,752	—
Taxi medallion	—	—	—	—	1,126	1,126	—
Strategic partnership	—	—	—	—	10,786	10,786	—
Total	$59,122	$19,513	$20,866	$99,501	$2,464,155	$2,563,656	$—
(1)
Excludes $54.3 million of capitalized loan origination costs and fees.

December 31, 2025	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$56,911	$22,890	$12,856	$92,657	$1,469,444	$1,562,101	$—
Home improvement	4,891	2,367	1,300	8,558	804,627	813,185	—
Commercial	—	—	10,274	10,274	112,942	123,216	—
Taxi medallion	—	—	41	41	1,138	1,179	—
Strategic partnership	—	—	—	—	15,144	15,144	—
Total	$61,802	$25,257	$24,471	$111,530	$2,403,295	$2,514,825	$—
(1)
Excludes $52.0 million of capitalized loan origination costs.

The following table presents loan delinquency for recreation and home improvement loans as of March 31, 2026, by the year of origination:

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total (1)
Recreation
Current	$135,621	$407,944	$320,422	$226,540	$199,919	$245,813	$1,536,259
30-59 Days	199	8,997	11,036	9,563	8,463	13,443	51,701
60-89 Days	—	3,419	3,824	3,522	2,994	3,934	17,693
90 + Days	—	1,493	2,281	1,672	1,594	2,156	9,196
Total Recreation	$135,820	$421,853	$337,563	$241,297	$212,970	$265,346	$1,614,849
Home improvement
Current	$62,530	$175,485	$159,242	$142,930	$143,278	$125,876	$809,341
30-59 Days	93	591	649	1,111	1,191	951	4,586
60-89 Days	—	191	478	600	328	223	1,820
90 + Days	—	104	369	359	331	233	1,396
Total Home improvement	$62,623	$176,371	$160,738	$145,000	$145,128	$127,283	$817,143
(1)
Excludes $56.7 million of capitalized recreation loan origination costs and $2.2 million of net deferred home improvement loan origination fees.

The following table presents loan delinquency for recreation and home improvement loans as of December 31, 2025, by the year of origination:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total (1)
Recreation
Current	$423,427	$335,079	$237,917	$209,204	$132,704	$131,113	$1,469,444
30-59 Days	8,210	12,763	11,042	10,623	6,061	8,212	56,911
60-89 Days	2,374	5,414	4,918	4,872	2,581	2,731	22,890
90 + Days	1,487	3,136	2,803	2,329	1,347	1,754	12,856
Total Recreation	$435,498	$356,392	$256,680	$227,028	$142,693	$143,810	$1,562,101
Home improvement
Current	$193,964	$172,735	$151,637	$151,365	$71,812	$63,114	$804,627
30-59 Days	535	980	1,609	876	513	378	4,891
60-89 Days	353	761	441	455	199	158	2,367
90 + Days	—	410	417	331	42	100	1,300
Total Home improvement	$194,852	$174,886	$154,104	$153,027	$72,566	$63,750	$813,185
(1)
Excludes $55.1 million of capitalized recreation loan origination costs and $2.9 million of net deferred home improvement loan origination fees.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending March 31,
(Dollars in thousands)	2027	2028	2029	2030	2031	Thereafter	March 31, 2026 (1)	December 31, 2025 (1)	Interest Rate (2)
Deposits (3)	$700,449	$554,188	$446,890	$198,831	$227,102	$—	$2,127,460	$2,083,335	3.88%
Privately placed notes	—	53,750	39,000	—	—	22,500	115,250	146,500	8.35
SBA debentures and borrowings	4,500	—	2,500	—	3,000	63,500	73,500	85,000	4.11
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.06
Federal reserve and other borrowings	40,000	—	—	—	—	—	40,000	50,000	3.75
Strategic partner collateral deposits	6,250	—	—	—	—	—	6,250	6,081	3.64
Total	$751,199	$607,938	$488,390	$198,831	$230,102	$119,000	$2,395,460	$2,403,916	4.13%
(1)
Excludes deferred financing costs of $8.2 million and $8.4 million as of March 31, 2026 and December 31, 2025.
(2)
Weighted average contractual rate as of March 31, 2026.
(3)
Balance includes $2.8 million and $3.7 million in retail savings deposit balances as of March 31, 2026 and December 31, 2025.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. While brokered time deposits are sourced in amounts in excess of $250,000, all underlying deposits are in denominations of $250,000 or less. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, the annual expense of which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of March 31, 2026 and December 31, 2025, the Bank had $18.2 million and $17.2 million in listing service deposit balances from other financial institutions. As of March 31, 2026 and December 31, 2025, the Bank had $2.8 million and $3.7 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of March 31, 2026.

(Dollars in thousands)	March 31, 2026
Three months or less	$241,634
Over three months through six months	159,896
Over six months through one year	298,919
Over one year	1,427,011
Deposits	2,127,460
Strategic partner collateral deposits	6,250
Total deposits	$2,133,710

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

As of March 31, 2026, the Bank had $1.5 billion of consumer loans pledged as collateral for a discount window line of credit established at the Federal Reserve. The current advance rate on the pledged loans is approximately 58% of book value, for a total of approximately $884.2 million in secured borrowing capacity, of which $40.0 million was utilized as of March 31, 2026. The discount window facility is not committed, and any borrowings by the Bank from the discount window facility are at the discretion of the Federal Reserve. The weighted average interest rate on funds borrowed from the discount window was 3.75% as of March 31, 2026.

The Bank has borrowing arrangements with several commercial banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of March 31, 2026, there was no outstanding amount with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

The Company has entered into various private placements with certain institutional investors over time. The following table presents the private placement notes outstanding as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	March 31, 2026	December 31, 2025
December 2020	December 2027	7.500%	Semi-annually	$53,750	$53,750
February 2021	February 2026	7.250%	Semi-annually	—	31,250
September 2023	September 2028	9.250%	Semi-annually	39,000	39,000
June 2024	June 2039	8.875%	Semi-annually	17,500	17,500
August 2024	August 2039	8.625%	Semi-annually	5,000	5,000
				$115,250	$146,500

(D) SBA DEBENTURES AND BORROWINGS

Over the years, the SBA has approved commitments for Medallion Capital, typically for a four and a half year term and a 1% fee. On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing, all of which had been utilized during 2025. The Company does not currently have any commitments available from the SBA.

In 2025, the SBA informed Medallion Capital that it needs to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital is not deemed by the SBA to have a qualified management team. Medallion Capital submitted a management team for review through the SBA’s licensing division on March 31, 2026 and on the same day, the SBA notified Medallion Capital that it has declared an event of default with respect to outstanding debentures and directed Medallion Capital, within 120 days, to identify and submit at least one qualified candidate for consideration as a full-time principal and investment committee member of Medallion Capital. The SBA’s notice and event of default do not trigger any cross-default clauses in any of the Company's debt arrangements. In subsequent discussions with the SBA, the SBA has indicated that Medallion Capital must supplement its submission by identifying and submitting at least one qualified candidate for consideration. Medallion Capital is currently in the process of identifying and submitting at least one qualified candidate in response to the above notice and discussions.

The following table presents the SBA debentures and borrowings as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	March 31, 2026	December 31, 2025
March 2016	March 2026	3.25%	Semi-annually	—	1,500
March 2016	March 2026	3.18%	Semi-annually	—	10,000
May 2016	September 2026	2.72%	Semi-annually	2,500	2,500
March 2017	March 2027	3.52%	Semi-annually	2,000	2,000
September 2018	September 2028	4.22%	Semi-annually	1,250	1,250
March 2019	March 2029	3.79%	Semi-annually	1,250	1,250
September 2020	September 2030	1.71%	Semi-annually	3,000	3,000
June 2021	September 2031	1.58%	Semi-annually	8,500	8,500
October 2021	March 2032	3.21%	Semi-annually	7,000	7,000
October 2022	March 2033	5.44%	Semi-annually	4,750	4,750
April 2023	September 2033	5.96%	Semi-annually	4,750	4,750
September 2023	March 2034	5.08%	Semi-annually	4,750	4,750
November 2023	March 2034	5.08%	Semi-annually	5,000	5,000
March 2025	September 2035	4.58%	Semi-annually	10,250	10,250
August 2025	September 2035	4.66%	Semi-annually	18,500	18,500
				$73,500	$85,000

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of March 31, 2026, $33.0 million was outstanding on the trust preferred securities.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of March 31, 2026, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2033 subject to various operating leases.

The following table presents the operating lease costs and additional information for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Operating lease costs	$634	$588
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	697	675
Right-of-use asset obtained in exchange for lease liability	(36)	(63)

The following table presents the breakout of the operating leases as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$6,386	$6,896
Other current liabilities	2,213	2,205
Operating lease liabilities	4,489	5,041
Total operating lease liabilities	6,702	7,246
Weighted average remaining lease term	5.8 years	5.8 years
Weighted average discount rate	5.90%	5.90%

At March 31, 2026, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2026	$2,061
2027	1,345
2028	760
2029	781
2030	803
Thereafter	2,036
Total lease payments	7,786
Less imputed interest	1,084
Total operating lease liabilities	$6,702

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

The following table presents the significant components of the Company's deferred tax assets and liabilities as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Deferred tax assets:
Provision for credit losses	$17,836	$17,700
Accrued expenses, compensation, and other assets	1,613	5,868
Net operating loss carryforwards (1)	2,648	2,648
Other investments and investment securities	2,574	2,553
Valuation allowance	(3,571)	(5,957)
Total deferred tax assets	21,100	22,812
Deferred tax liabilities:
Goodwill and other intangibles	42,317	42,408
Total deferred tax liabilities	42,317	42,408
Deferred tax liability, net	$21,217	$19,596
(1)
As of March 31, 2026, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had no net carrying value as of March 31, 2026.

The following table presents the components of the Company's tax provision for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Current
Federal	$1,961	$4,661
State	740	1,522
Deferred
Federal	1,263	261
State	364	269
Net provision for income taxes	$4,328	$6,713

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026		2025
	Amount	Percent (1)	Amount	Percent (1)
Statutory Federal income tax provision	$2,440	21%	$4,250	21%
State and local income taxes, net of federal income tax benefit	910	8	923	5
Non-deductible expenses	3,385	29	1,572	8
Valuation allowance against deferred tax assets	(2,386)	(21)	(190)	(1)
Other	(21)	(0)	158	1
Total income tax provision	$4,328	37%	$6,713	33%
(1)
Percentage may not foot due to rounding.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The Company has determined that a valuation allowance is necessary for net operating losses which the Company does not believe will be utilized as well as for deferred compensation in excess of statutory limits. Based upon these considerations, the Company determined the necessary valuation allowance as of March 31, 2026.

The Company has filed tax returns in many states. Federal, Utah, California, New York, Florida, and Texas tax filings of the Company for the tax years 2022 through the present are the more significant filings that are open for examination. For the three months ended March 31, 2026, Utah, California, Florida, New York, and Texas made up 34%, 7%, 6%, 5%, and 3% of the state and local income taxes, net of federal income tax benefit.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of the 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, or RSUs, PSUs, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. On April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. On April 25, 2025, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 12, 2025. A total of 7,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,480,811 shares remained issuable as of March 31, 2026. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. As of March 31, 2026, 795,227 options on the Company’s common stock were outstanding under the Company’s plans, all of which have previously vested and are exercisable. Additionally, as of March 31, 2026, there were 719,590 unvested shares of restricted stock, 744,350 unvested PSUs, 89,718 unvested RSUs, and 336,436 vested, unissued RSUs outstanding under the 2018 Plan. As of March 31, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock, RSUs, and PSUs was $10.1 million, which is expected to be recognized over the next 12 quarters. Total stock-based compensation expense was $2.1 million, or $0.08 per diluted common share, for the three months ended March 31, 2026 and $1.7 million, or $0.07 per diluted common share, for the three months ended March 31, 2025.

The fair value of each restricted stock grant, each restricted stock unit, and each performance stock unit is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2026 and 2025.

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

The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met. The following table presents the PSU activity for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2024	512,131	$6.08 - 8.97	$7.30
Granted	311,723	8.47	8.47
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2025	823,854	6.08 - 8.97	7.74
Granted	216,940	10.34	10.34
Cancelled	—	—	—
Vested (1)	(296,444)	6.08	6.08
Outstanding at March 31, 2026	744,350	$8.47 - 10.36	$9.17
(1)
During the three months ended March 31, 2026, 652,577 shares were used in connection with the vesting and settlement of PSUs.

The following table presents restricted stock activity for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2024	909,028	$4.89 - 10.32	$8.30
Granted	332,918	8.47 - 10.57	8.63
Cancelled	(5,373)	4.89 - 10.32	9.16
Vested (1)	(484,823)	4.89 - 8.97	7.70
Outstanding at December 31, 2025	751,750	8.08 - 10.57	8.83
Granted	344,206	10.36	10.36
Cancelled	(1,569)	9.37 - 10.32	9.82
Vested (1)	(374,797)	8.08 - 9.37	8.67
Outstanding at March 31, 2026 (2)	719,590	$8.47 - 10.57	$9.64
(1)
The aggregate fair value of the restricted stock vested, on the date of vesting, was $3.8 million for the three months ended March 31, 2026 and $4.2 million for the year ended December 31, 2025.
(2)
The aggregate fair value of the unvested restricted stock was $6.2 million as of March 31, 2026. The remaining vesting period was 2.9 years at March 31, 2026.

The following table presents stock option activity for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2024	913,909	$2.14 - 9.38	$6.52
Granted	—	—	—
Cancelled	(33,770)	4.89 - 9.38	7.37
Exercised	(82,081)	4.89 - 7.25	6.29
Outstanding at December 31, 2025	798,058	2.14 - 9.38	6.50
Granted	—	—	—
Cancelled	(607)	—	5.98
Exercised (1)	(2,224)	4.89 - 7.25	5.85
Outstanding at March 31, 2026 (2)	795,227	$4.89 - 7.25	$6.50
Options exercisable at:
December 31, 2025	798,058	$2.14 - 9.38	$6.50
March 31, 2026 (2)	795,227	$4.89 - 7.25	$6.50
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for the three months ended March 31, 2026 and $0.3 million for the year ended December 31, 2025.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at March 31, 2026 and the related exercise price of the underlying options, was $1.6 million for outstanding options, all of which had previously vested. The remaining contractual life was 3.9 years for outstanding options at March 31, 2026.

The following table presents activity for the unvested options outstanding under the plans for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2024	84,623	$4.89 - 6.79	$6.37
Granted	—	—	—
Cancelled	(119)	4.89	4.89
Vested (1)	(84,504)	4.89 - 6.79	6.37
Outstanding at December 31, 2025	—	—	$—
Granted	—	—	—
Cancelled	—	—	—
Vested (1)	—	—	—
Outstanding at March 31, 2026	—	$—	$—
(1)
The intrinsic value of the options vested was $0.1 million for the year ended December 31, 2025.

During the three months ended March 31, 2026, the Company did not grant any RSUs. During the year ended December 31, 2025, the Company granted 86,410 RSUs with a vesting date of June 12, 2026 at a grant price of $9.49. For the RSUs granted in 2025, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of March 31, 2026, there were 426,154 RSUs outstanding, including 336,436 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers to finance RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, collector cars, and trailers make up 54%, 21%, 13%, and 11% of the segment portfolio, with no other product lines at or above 10%, as of March 31, 2026. The highest concentrations of recreation loans are in Texas and Florida at 17% and 10% of loans outstanding with no other states at or above 10%, as of March 31, 2026. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being swimming pools, roofs, and windows at 35%, 27%, and 11% of total home improvement loans outstanding, and with no other product lines at or above 10% as of March 31, 2026. The highest concentrations of home improvement loans are in Florida and Texas at 14% and 13% of loans outstanding, with no other states at or above 10%, as of March 31, 2026. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, wholesale trade, and construction making up 62%, 11%, and 10%, of the loans outstanding, with no other product lines at or above 10% as of March 31, 2026. The commercial lending segment invests across the United States with concentrations in California, Wisconsin, and New York having 21%, 12%, and 11% of the segment portfolio, with no other states having a concentration at or above 10%, as of March 31, 2026. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of March 31, 2026.

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

The Company's chief operating decision maker, or CODM, is a group comprised of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, and other senior members of management. The CODM primarily uses segment information to identify areas to improve efficiency of resources allocation, determine where to reinvest profits, and minimize unnecessary expenses. The CODM assesses segment performance mainly through selected financial ratios such as returns on average assets and net interest margin, which identifies areas requiring action.

The following table presents segment data as of and for the three months ended March 31, 2026.

Three Months Ended March 31, 2026	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$54,034	$19,376	$3,449	$59	$2,150	$79,068
Total interest expense	14,292	7,370	1,392	30	1,925	25,009
Net interest income	39,742	12,006	2,057	29	225	54,059
Provision (benefit) for credit losses	18,445	3,618	459	(46)	—	22,476
Net interest income after credit loss provision	21,297	8,388	1,598	75	225	31,583
Other income, net	26	7	448	1,117	810	2,408
Other expenses:
Salaries	4,105	2,352	739	701	3,103	11,000
Loan servicing fees, credit, and collection costs	4,290	1,141	—	28	15	5,474
Other costs	2,683	1,378	543	34	1,262	5,900
Total other expenses	11,078	4,871	1,282	763	4,380	22,374
Net income (loss) before taxes	10,245	3,524	764	429	(3,345)	11,617
Income tax (provision) benefit	(3,817)	(1,313)	(310)	(160)	1,272	(4,328)
Net income (loss) after taxes	$6,428	$2,211	$454	$269	$(2,073)	$7,289
Income attributable to the non-controlling interest						2,336
Total net income attributable to Medallion Financial Corp.						$4,953
Balance Sheet Data
Total loans, gross (1)	$1,671,538	$814,933	$119,612	$1,126	$10,786	$2,617,995
Total assets	1,606,691	802,126	111,561	3,836	426,272	2,950,486
Total funds borrowed (2)	1,304,451	651,235	90,575	3,114	346,085	2,395,460
Selected Financial Ratios
Return on average assets	1.65%	1.12%	1.60%	NM	NM	1.01%
Return on average stockholders' equity	*	*	*	*	*	4.91
Return on average equity	9.60	6.52	9.32	NM	NM	5.80
Interest yield	13.39	9.67	11.57	NM	NM	11.70
Net interest margin, gross	9.85	5.99	6.90	NM	NM	8.00
Net interest margin, net of allowance	10.40	6.14	7.47	NM	NM	8.35
Reserve coverage (3)	5.19	2.49	7.96	NM	NM	4.48
Delinquency status (4)	0.57	0.17	8.58	NM	NM	0.81
Charge-off ratio (5)	4.38	1.44	NM	NM	NM	3.23

(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $8.2 million as of March 31, 2026.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average gross loss.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three months ended March 31, 2025.

Three Months Ended March 31, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$50,466	$19,771	$3,343	$80	$1,765	$75,425
Total interest expense	12,041	6,964	1,053	12	3,943	24,013
Net interest income (expense)	38,425	12,807	2,290	68	(2,178)	51,412
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	—	22,014
Net interest income (loss) after credit loss provision	21,555	9,962	(824)	883	(2,178)	29,398
Other income, net	400	2	9,642	844	711	11,599
Other expenses:
Salaries	3,642	2,377	1,142	650	2,182	9,993
Loan servicing fees, credit, and collection costs	3,182	777	—	149	448	4,556
Other costs	3,140	1,830	331	184	724	6,209
Total other expenses	9,964	4,984	1,473	983	3,354	20,758
Net income (loss) before taxes	11,991	4,980	7,345	744	(4,821)	20,239
Income tax (provision) benefit	(3,977)	(1,652)	(2,436)	(247)	1,599	(6,713)
Net income (loss) after taxes	$8,014	$3,328	$4,909	$497	$(3,222)	$13,526
Income attributable to the non-controlling interest						1,512
Total net income attributable to Medallion Financial Corp.						$12,014
Balance Sheet Data
Total loans, gross	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433
Total assets	1,495,150	795,868	109,565	6,855	440,300	2,847,738
Total funds borrowed (2)	1,229,818	654,632	90,121	5,638	362,164	2,342,373
Selected Financial Ratios
Return on average assets	2.17%	1.68%	18.45%	NM	NM	1.93%
Return on average stockholders' equity	*	*	*	*	*	12.96
Return on average equity	13.37	10.33	113.46	NM	NM	12.32
Interest yield	13.25	9.78	11.16	NM	NM	11.65
Net interest margin, gross	10.10	6.33	8.25	NM	NM	7.94
Net interest margin, net of allowance	10.59	6.50	8.71	NM	NM	8.25
Reserve coverage (3)	5.00	2.49	7.04	NM	NM	4.25
Delinquency status (4)	0.48	0.19	17.63	NM	NM	1.20
Charge-off ratio (5)	4.32	1.55	0.47	NM	NM	3.10
(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $8.1 million as of March 31, 2025.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average gross loss. Charge-off ratio in the recreation lending segment was 4.67% when excluding loans held for sale

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

As of March 31, 2026, employment agreements expire at various dates through 2028, with future minimum payments under these agreements of approximately $7.6 million.

(B) OTHER COMMITMENTS

As of March 31, 2026, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(C) OTHER LITIGATION AND REGULATORY MATTERS

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

Jeffrey Rudnick, the son of one of the Company’s directors and brother-in-law of one of the Company’s officers and directors, previously served as the Company’s Senior Vice President and effective July 24, 2025, serves as the Company's Executive Vice President at a salary of $277,000 per year, an increase from $269,000 per year in 2025. Mr. Rudnick received an annual cash bonus of $101,000 and $75,000 as well as an equity grants in the amount of $54,000 and $50,000 during the three months ended March 31, 2026 and 2025.

Jameson Poulton, the son of one of Medallion Bank’s officers, serves as Medallion Bank’s Manager of Data Analytics at a salary of $120,000 per year, an increase from $107,120 per year. Mr. Poulton received an annual cash bonus of $16,068 and $13,000 as well as an equity grants in the amount of $0 and $2,601 during the three months ended March 31, 2026 and 2025.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable.

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2026.

	March 31, 2026
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$138,649	$138,649	$137,899	$750	$—
Investment securities	67,934	67,934	—	67,934	—
Loans held for investment, net of allowance	2,490,513	2,503,325	—	—	2,503,325
Loans held for sale, at lower of amortized cost or fair value	10,786	10,786	—	—	10,786
Accrued interest receivable	19,261	19,261	19,261	—	—
Equity securities (2)	1,776	1,776	1,776	—	—
Financial liabilities
Funds borrowed (3)	2,395,460	2,407,187	—	2,407,187	—
Accrued interest payable	5,635	5,635	5,635	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $8.2 million as of March 31, 2026.

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2025.

	December 31, 2025
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2026.

March 31, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$67,934	$—	$67,934
Equity securities (2)	1,776	—	—	1,776
Total	$1,776	$67,934	$—	$69,710
(1)
Total unrealized loss of $0.5 million net of tax, was included in other comprehensive income for the three months ended March 31, 2026.
(2)
Included within other assets on the balance sheet.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2025.

December 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$60,183	$—	$60,183
Equity securities (2)	1,787	—	—	1,787
Total	$1,787	$60,183	$—	$61,970
(1)
Total unrealized gains of $1.8 million, net of tax, was included in other comprehensive income for the year ended December 31, 2025.
(2)
Included within other assets on the balance sheet.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2026.

March 31, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—
(1)
For the three months ended March 31, 2026, the Company had 1 equity investment, measured on a non-recurring basis, that had a fair value of $0.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025.

December 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—
(1)
For the year ended December 31, 2025, the Company had 8 equity investments, measured on a non-recurring basis, that had a fair value of $0.

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

The following table presents the Company’s valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of March 31, 2026.

(Dollars in thousands)	Fair Value at March 31, 2026	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$—	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
(1)
Includes projections based on revenue, EBITDA, leverage and liquidation amounts. These assumptions are based on a variety of factors, including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments, including exit strategies and realization opportunities.

The following table presents the Company’s valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of December 31, 2025.

(Dollars in thousands)	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments	$—	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
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

On July 1, 2025, the Bank redeemed its Series F Preferred Stock, in its entirety, at an aggregate redemption price of $46.0 million. Upon redemption, the Company incurred a charge of approximately $3.5 million in calculating earnings attributable to common stockholders representing the excess of the redemption price over the carrying amount of $42.5 million.

(15) SUBSEQUENT EVENTS

On April 28, 2026, the Company issued and sold $75.0 million aggregate principal amount of senior unsecured notes to a group of institutional investors. The notes, which will mature on May 1, 2031, bear a fixed interest rate of 8.25% per year, paid semi-annually.

On April 30, 2026, the Company closed a sale of $47.0 million in recreation loans. The total proceeds received, which included the principal amount outstanding, a purchase premium and accrued but unpaid interest, were $50.0 million. The sale was structured as a 90/10 loan participation on a pool of $52.2 million in loans, $5.2 million of which were retained by the Company. Loan servicing was also retained by the Company.

The Company has evaluated the effects of events that have occurred subsequent to March 31, 2026 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no additional subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three months ended March 31, 2026 and the year ended December 31, 2025. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to financial technology, or fintech, partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of March 31, 2026, our consumer loans represented 95% of our gross loan portfolio and commercial loans represented 5%. Total assets were $2.95 billion and $2.96 billion as of March 31, 2026 and December 31, 2025.

Our loan-related earnings depend primarily on our level of net interest income. Net interest income is the difference between the total yield on our loan portfolio and the average cost of borrowed funds. We fund our operations through a wide variety of interest-bearing sources, including bank certificates of deposit issued to consumers, privately placed notes, debentures issued to and guaranteed by the SBA, trust preferred securities, and preferred stock of the Bank. Net interest income fluctuates with changes in the yield on our loan portfolios and changes in the cost of borrowed funds, as well as changes in the amount of interest-earning assets and interest-bearing liabilities held by us.

Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, the impact of tariffs, the impact of geopolitical events, including the conflict with Iran, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation, the risk of recession and economic health, as well as other factors which contribute to competition and changes in the demand for our loan products. We have been, and continue to, seek borrowers with strong credit ratings and moderate the pace of our recent growth in the event of a potential economic downturn and in light of the current uncertainties and inflationary environment.

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

The Bank is an industrial bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit. To take advantage of this low cost of funds, historically we referred a portion of our taxi medallion and commercial loans to the Bank, which originated these loans. However, other than in connection with dispositions of existing taxi medallion assets, the Bank has not originated any new taxi medallion loans since 2014 (and Medallion Financial Corp. has not originated any new taxi medallion loans since 2015) and in the fourth quarter of 2025 sold its remaining taxi medallion portfolio to one of our subsidiaries.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At March 31, 2026, we identified our policies for the allowance for credit losses and goodwill and intangible assets to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2025, and there have been no material changes in such policies and estimates since the date of such report.

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

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and which reflect the average yield on assets and average costs on liabilities as of and for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$35,577	$268	3.06%	$37,291	$352	3.83%
Federal funds sold	60,605	859	5.75	46,665	817	7.10
Investment securities	62,200	605	3.94	57,960	519	3.63
Loans
Recreation	1,636,409	54,034	13.39	1,542,323	50,466	13.25
Home improvement	812,577	19,376	9.67	820,012	19,771	9.78
Commercial	120,876	3,449	11.57	112,557	3,098	11.16
Taxi medallion	1,171	59	20.43	1,697	80	19.12
Strategic partnerships	10,066	418	16.84	8,050	322	16.22
Total loans	2,581,099	77,336	12.15	2,484,639	73,737	12.04
Total interest-earning assets, before allowance	2,739,481		11.70	2,626,555		11.65
Allowance for credit losses	(115,560)			(98,261)
Total interest-earning assets, net of allowance	$2,623,921	$79,068	12.21%	$2,528,294	$75,425	12.10%
Non-interest-earning assets
Cash	59,936			65,941
Equity investments	8,099			9,117
Loan collateral in process of foreclosure	6,972			9,547
Goodwill and intangible assets	168,325			169,770
Other assets	57,196			56,616
Total non-interest-earning assets	300,528			310,991
Total assets	$2,924,449			$2,839,285
Interest-bearing liabilities
Deposits	$2,126,975	$20,736	3.95%	$2,093,173	$19,617	3.80%
Privately placed notes	130,875	2,902	8.99	146,500	3,175	8.79
SBA debentures and borrowings	79,250	867	4.44	67,813	660	3.95
Trust preferred securities	33,000	504	6.19	33,000	561	6.89
Total interest-bearing liabilities	2,370,100	25,009	4.28	2,340,486	24,013	4.16
Non-interest-bearing liabilities
Deferred tax liability	19,480			20,510
Other liabilities (1)	25,583			33,036
Total non-interest-bearing liabilities	45,063			53,546
Total liabilities	2,415,163			2,394,032
Non-controlling interest	100,013			69,166
Total stockholders’ equity	409,273			376,087
Total liabilities and stockholders’ equity	$2,924,449			$2,839,285
Net interest income		$54,059			$51,412
Net interest margin, gross			8.00			7.94
Net interest margin, net of allowance			8.35%			8.25%
(1)
Includes deferred financing costs of $8.2 million and $8.1 million as of March 31, 2026 and 2025.

For the three months ended March 31, 2026, our total loans yielded 12.15%, as compared to 12.04% for the three months ended March 31, 2025. The 11 basis point increase reflects, on average, a higher interest rate charged on our loan portfolios, as we have increased the rates charged on new consumer originations over the past years. In recent years, we have used the higher interest rate environment as an opportunity to increase the rates on both newly issued recreation and home improvement loans, which has increased the yield on these portfolios over time, as well to increase the credit quality of our new issuances, particularly in our recreation lending segment, with the average FICO scores, measured at origination, of our total recreation loans outstanding being 686 as of March 31, 2026, compared to 685 (683 exclusive of loans held for sale) as of March 31, 2025. We use weighted average FICO scores as an indicator of portfolio risk. In the first quarter of 2026, we reduced the rate charged on our recreation loans to improve our loss adjusted yield, writing new recreation loans at an average rate of 14.74% compared to 16.06% in the prior year quarter, and bringing our origination rate more in line with the market and our competition.

Our debt, with certificates of deposit being our largest source, funds our growing lending business. Our average interest cost for the three months ended March 31, 2026 of 4.28% increased 12 basis points from the three months ended March 31, 2025, attributable to the higher interest rate environment experienced over the past several years, particularly the higher cost associated with issuing certificates of deposit. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the three months ended March 31, 2026, we issued certificates of deposit for 60 months at rates as high as 3.90% (3.97% inclusive of broker fees). Over the past several years we have taken steps to pass along a portion of the interest rate increases on newly originated loans, the process for which is slower than the pace of funding cost increases, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following table presents the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$143	$(185)	$(42)	$(370)	$157	$(213)
Investment securities	41	45	86	39	13	52
Loans
Recreation	3,107	461	3,568	6,573	(34)	6,539
Home improvement	(177)	(218)	(395)	1,538	786	2,324
Commercial	237	114	351	(8)	(557)	(565)
Taxi medallion	(27)	6	(21)	(90)	31	(59)
Strategic partnerships	84	12	96	293	(16)	277
Total loans	$3,224	$375	$3,599	$8,306	$210	$8,516
Total interest-earning assets	$3,408	$235	$3,643	$7,975	$380	$8,355
Interest-bearing liabilities
Deposits	330	789	1,119	2,230	2,633	4,863
Privately placed notes	(346)	73	(273)	168	—	168
SBA debentures and borrowings	125	82	207	(60)	(24)	(84)
Trust preferred securities	—	(57)	(57)	—	(87)	(87)
Total interest-bearing liabilities	$109	$887	$996	$2,338	$2,522	$4,860
Net	$3,299	$(652)	$2,647	$5,637	$(2,142)	$3,495

During the three months ended March 31, 2026, the increase in interest income over the prior year period was mainly driven by the increase in the size of the consumer loan portfolios, particularly recreation loans, as well as an increase in overall yield on interest-earning assets as we continued to issue new consumer loans at interest rates greater than the weighted average rates of our current portfolio. The increase in interest expense was driven by an increase in borrowing costs, primarily due to the increase in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table presents the average borrowings and related borrowing costs for the three months ended March 31, 2026 and 2025. We expect our borrowing costs to further increase as we take deposits and borrow other funds, including the private placement completed in April 2026, at the current prevailing rates.

We have sought SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects recipients to limits on the amount of secured bank debt they may incur. We have used SBA funding to fund loans that qualify under the SBIA and SBA regulations. As of March 31, 2026, SBA borrowings were approximately 3% of total borrowed funds. In February 2024, we obtained an $18.5 million commitment from the SBA, all of which had been utilized as of March 31, 2026. We do not currently have any commitments available from the SBA.

In 2025, the SBA informed Medallion Capital that it needs to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital is not deemed by the SBA to have a qualified management team. Medallion Capital submitted a management team for review through the SBA’s licensing division on March 31, 2026 and on the same day, the SBA notified Medallion Capital that it has declared an event of default with respect to outstanding debentures and directed Medallion Capital, within 120 days, to identify and submit at least one qualified candidate for consideration as a full-time principal and investment committee member of Medallion Capital. The SBA’s notice and event of default do not trigger any cross-default clauses in any of the parent's debt arrangements. In subsequent discussions with the SBA, the SBA has indicated that Medallion Capital must supplement its submission by identifying and submitting at least one qualified candidate for consideration. Medallion Capital is currently in the process of identifying and submitting at least one qualified candidate in response to the above notice and discussions.

At March 31, 2026 and 2025, adjustable rate debt constituted less than 2% of total debt and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, which primarily includes deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the three months ended March 31, 2026, there was continued growth in the recreation lending and home improvement lending segments, as compared to the prior year.

The following table presents the activity of gross loans, including loans held for sale for the three months ended March 31, 2026.

Three Months Ended March 31, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2025	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849
Loan originations	142,548	64,402	—	—	169,984	376,934
Principal receipts, sales, and maturities	(59,668)	(56,093)	(3,767)	(15)	(174,342)	(293,885)
Charge-offs	(22,491)	(4,351)	—	(38)	—	(26,880)
Transfer to loan collateral in process of foreclosure, net	(7,641)	—	—	—	—	(7,641)
Amortization of origination fees and costs, net	(3,750)	737	8	—	—	(3,005)
Origination fees and costs, net	5,319	1	—	—	—	5,320
Paid-in-kind interest	—	—	303	—	—	303
Gross loans – March 31, 2026	$1,671,538	$814,933	$119,612	$1,126	$10,786	$2,617,995

The following table presents the activity of gross loans, including loans held for sale for the three months ended March 31, 2025.

Three Months Ended March 31, 2025 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	86,833	48,796	9,707	72	136,240	281,648
Principal receipts, sales, and maturities	(61,507)	(59,611)	(5,052)	(316)	(133,127)	(259,613)
Charge-offs	(20,274)	(4,227)	(130)	(15)	—	(24,646)
Transfer to loan collateral in process of foreclosure, net	(2,389)	—	—	—	—	(2,389)
Amortization of origination fees and costs, net	(3,481)	1,133	12	—	—	(2,336)
Origination fees and costs, net	3,419	(921)	—	—	—	2,498
Paid-in-kind interest	—	—	249	—	—	249
Gross loans – March 31, 2025	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433

The following table presents the maturities and sensitivity to change in interest rates for our loans as of March 31, 2026.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$24,327	$228,767	$2,011,392	$298,935	$2,563,421
Recreation	4,143	101,164	1,432,581	76,726	1,614,614
Home improvement	2,389	25,875	566,670	222,209	817,143
Commercial	6,472	101,139	12,141	—	119,752
Strategic partnerships	10,786	—	—	—	10,786
Taxi medallion	537	589	—	—	1,126
Adjustable-rate	$220	$15	$—	$—	$235
Recreation	220	15	—	—	235
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans (1)	$24,547	$228,782	$2,011,392	$298,935	$2,563,656
(1)
Excludes $54.3 million of capitalized loan origination costs.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level estimated by management to absorb expected future losses in the portfolios. As of March 31, 2026 and December 31, 2025, the allowance totaled $116.7 million and $114.8 million, which represented 4.48% and 4.50% of total loans held for investment. The provision for credit losses was $22.5 million for the three months ended March 31, 2026 compared to $22.0 million for the three months ended March 31, 2025 as a result of growth in our recreation portfolio, loss rates, fluctuation in delinquencies, and expected losses in our recreation loan portfolio and lower recoveries on taxi medallion loans.

During the three months ended March 31, 2026, we recognized provisions of $0.5 million related to specific commercial loans. Provisions and the correlated allowance for credit losses of commercial loans are assessed on specific indicators, such as, the underlying borrower not performing as expected and consideration of the current economic environment and economic policies which impact, or are likely to impact, the borrower's underlying business operations.

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2026.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2025	$85,956	$19,563	$9,052	$218	$114,789
Charge-offs	(22,491)	(4,351)	—	(38)	(26,880)
Recoveries	4,820	1,465	5	21	6,311
Provision (benefit) for credit losses	18,445	3,618	459	(46)	22,476
Balance at March 31, 2026	$86,730	$20,295	$9,516	$155	$116,696
(1)
As of March 31, 2026, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $170.1 million, including $105.5 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for us.

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2025.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	$71,558	$20,249	$8,174	$385	$100,366
(1)
As of March 31, 2025 cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $161.7 million, including $95.2 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following table presents the gross charge-offs for the three months ended March 31, 2026, by the year of origination:

Three Months Ended March 31, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$—	$3,685	$5,617	$4,501	$3,974	$4,714	$22,491
Home improvement	—	399	916	1,328	952	756	4,351
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	38	38
Total	$—	$4,084	$6,533	$5,829	$4,926	$5,508	$26,880

The following table presents the gross charge-offs for the three months ended March 31, 2025, by the year of origination:

Three Months Ended March 31, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$—	$2,728	$3,707	$4,506	$1,933	$7,400	$20,274
Home improvement	—	823	1,503	1,133	428	340	4,227
Commercial	—	—	—	130	—	—	130
Taxi medallion	—	—	—	—	—	15	15
Total	$—	$3,551	$5,210	$5,769	$2,361	$7,755	$24,646

The following table presents the allowance for credit losses for loans held for investment, by type, as of March 31, 2026.

March 31, 2026 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$86,730	74%	5.19%
Home improvement	20,295	17	2.49
Commercial	9,516	8	7.96
Taxi medallion	155	*	13.86
Total	$116,696	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of March 31, 2026, total allowance for credit losses as a percentage of nonaccrual loans was 316%.

(*) Less than 0.1%.

The following table presents the allowance for credit losses for loans held for investment, by type, as of December 31, 2025.

December 31, 2025 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$85,956	75%	5.32%
Home improvement	19,563	17	2.41
Commercial	9,052	8	7.36
Taxi medallion	218	*	18.49
Total	$114,789	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of December 31, 2025, total allowance for credit losses as a percentage of nonaccrual loans was 281%.

(*) Less than 0.1%.

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$9,196	0.4%	$12,856	0.5%
Home improvement	1,396	0	1,300	0.1
Commercial	10,274	0	10,274	0.4
Taxi medallion	—	—	41	—
Total loans 90 days or more past due	$20,866	0.8%	$24,471	1.0%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%

As of March 31, 2026, taxi medallion loans in the process of foreclosure included 276 taxi medallions in the New York City market, 186 taxi medallions in the Chicago market, 22 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also present results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 68% of our interest income for the three months ended March 31, 2026 and 67% for the three months ended March 31, 2025.

We maintain relationships with approximately 3,400 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten relationships were responsible for 38% and 39% of recreation lending’s new loan originations for the three months ended March 31, 2026 and 2025. The percentage of new loan originations by the top ten dealers and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $22,600 as of March 31, 2026. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding as of March 31, 2026 is approximately 11 years.

The loans are secured primarily by RVs, boats, collector cars, and trailers, with RV loans making up 54% of the portfolio, boat loans making up 21%, collector car loans making up 13%, and trailers making up 11% of the portfolio as of March 31, 2026, compared to 55%, 19%, 11%, and 9% as of March 31, 2025. Recreation loans are made to borrowers residing nationwide, with the highest concentrations as of March 31, 2026 in Texas and Florida at 17% and 10% of loans outstanding, compared to 16% and 10% at March 31, 2025, and with no other states at or above 10%. As of March 31, 2026 and March 31, 2025, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 686. The weighted average FICO scores at the time of origination for the loans funded in the three months ended March 31, 2026 and 2025 were 686 and 683.

As of March 31, 2026, the recreation loan portfolio was $1.7 billion, with the average interest rate increasing 10 basis points to 15.11% from a year ago. Additionally, the allowance for credit losses increased 21% from March 31, 2025, reflecting rising loss rates, various economic factors, and overall growth in the portfolio.

During the three months ended March 31, 2026, we originated $142.6 million in recreation loans, compared to $86.8 million for the three months ended March 31, 2025. Increased origination volumes reflect strong consumer demand and investment in technology and employees while maintaining our focus on originating loans that we believe will perform better during economic downturns and align with our capital levels. The following table presents quarterly originations for 2026, 2025, and 2024.

(Dollars in thousands)	2026	2025	2024
First Quarter	$142,548	$86,833	$105,765
Second Quarter	—	142,789	209,563
Third Quarter	—	141,667	139,105
Fourth Quarter	—	97,178	72,201
Year Ended	$142,548	$468,467	$526,634

As of March 31, 2026, 36% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the three months ended March 31, 2026 and years ended December 31, 2025 and 2024.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
March 31, 2026	$142,548	$49,776	35%
December 31, 2025	468,467	169,498	36
December 31, 2024	526,634	185,334	35

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Selected Earnings Data
Total interest income	$54,034	$50,466
Total interest expense	14,292	12,041
Net interest income	39,742	38,425
Provision for credit losses	18,445	16,870
Net interest income after credit loss provision	21,297	21,555
Other income, net	26	400
Other expenses:
Salaries	4,105	3,642
Loan servicing fees, credit, and collection costs	4,290	3,182
Other costs	2,683	3,140
Net income before taxes	10,245	11,991
Income tax provision	(3,817)	(3,977)
Net income after taxes	$6,428	$8,014
Balance Sheet Data
Total loans, gross (1)	$1,671,538	$1,545,844
Allowance for credit losses	86,730	71,558
Total loans, net	1,584,808	1,474,286
Total assets	1,606,691	1,495,150
Total segment borrowings	1,304,451	1,229,818
Selected Financial Ratios
Return on average assets	1.65%	2.17%
Return on average equity	9.60	13.37
Interest yield	13.39	13.25
Net interest margin, gross	9.85	10.10
Net interest margin, net of allowance	10.40	10.59
Reserve coverage (2)	5.19	5.00
Delinquency status (3)	0.57	0.48
Charge-off ratio (4)	4.38	4.32
(1)
Inclusive of both loans held for investment and loans held for sale.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
The charge-off ratio in the recreation lending segment was 4.67% for the three months ended March 31, 2025 when excluding loans held for sale.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in swimming pools, roofs, and windows at 35%, 27%, and 11% of total home improvement loans outstanding as of March 31, 2026, as compared to 29%, 35%, and 13% as of March 31, 2025, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas representing 14% and 13% of loans outstanding as of March 31, 2026, with each such state representing 13% and 11% as of March 31, 2025 and no other states at or above 10%. As of March 31, 2026 and 2025, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding, measured at origination, were 768 and 767. The weighted average FICO scores at the time of origination for the loans funded in the three months ended March 31, 2026 and 2025 were 781 and 783.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 700 contractors and/or FSPs. Our top ten contractors and FSP relationships were responsible for 72% of home improvement lending’s new loan originations for the three months ended March 31, 2026. The percentage of new loan originations by the top ten contractor and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of tens of thousands of geographically distributed loans with an average loan size of approximately $22,900 as of March 31, 2026. The loans are fixed rate with an average term at origination, for loans originated in the current year of approximately 16 years. The weighted average maturity of our loans outstanding as of March 31, 2026 was approximately 13 years.

As of March 31, 2026, the home improvement portfolio totaled $814.9 million, with an allowance for credit losses of $20.3 million. The average interest rate charged on our loans decreased 1 basis point to 9.82% at March 31, 2026 from a year ago.

During the three months ended March 31, 2026, we originated $64.4 million of home improvement loans, compared to $48.8 million for the three months ended March 31, 2025. The higher origination volumes reflect strong consumer demand and investment in technology and employees while maintaining our focus on originating loans that we believe will perform better during economic downturns, as well as our efforts to maintain origination volumes that align with our capital levels. The following table presents quarterly originations for 2026, 2025, and 2024.

(Dollars in thousands)	2026	2025	2024
First Quarter	$64,402	$48,796	$51,576
Second Quarter	—	54,253	67,990
Third Quarter	—	59,711	96,545
Fourth Quarter	—	61,718	82,531
Year Ended	$64,402	$224,478	$298,642

As of March 31, 2026, less than 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the three months ended March 31, 2026 and years ended December 31, 2025 and 2024.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
March 31, 2026	$64,402	$—	—%
December 31, 2025	224,478	65	*
December 31, 2024	298,642	586	*

(*) Less than 1%.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Selected Earnings Data
Total interest income	$19,376	$19,771
Total interest expense	7,370	6,964
Net interest income	12,006	12,807
Provision for credit losses	3,618	2,845
Net interest income after credit loss provision	8,388	9,962
Other income, net	7	2
Other expenses:
Salaries	2,352	2,377
Loan servicing fees, credit, and collection costs	1,141	777
Other costs	1,378	1,830
Net income before taxes	3,524	4,980
Income tax provision	(1,313)	(1,652)
Net income after taxes	$2,211	$3,328
Balance Sheet Data
Total loans, gross	$814,933	$812,381
Allowance for credit losses	20,295	20,249
Total loans, net	794,638	792,132
Total assets	802,126	795,868
Total segment borrowings	651,235	654,632
Selected Financial Ratios
Return on average assets	1.12%	1.68%
Return on average equity	6.52	10.33
Interest yield	9.67	9.78
Net interest margin, gross	5.99	6.33
Net interest margin, net of allowance	6.14	6.50
Reserve coverage (1)	2.49	2.49
Delinquency status (2)	0.17	0.19
Charge-off ratio (3)	1.44	1.55
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Wisconsin, and New York having 21%, 12%, and 11% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the three months ended March 31, 2026, net gains of $0.3 million was recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, wholesale trade, and construction, and making up 62%, 11%, and 10% of the loans outstanding as of March 31, 2026. During the three months ended March 31, 2026, we did not originate any new commercial loans compared to $9.7 million originated during the three months ended March 31, 2025.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2026 and 2025. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Selected Earnings Data
Total interest income	$3,449	$3,343
Total interest expense	1,392	1,053
Net interest income	2,057	2,290
Provision for credit losses	459	3,114
Net interest income (loss) after credit loss provision	1,598	(824)
Other income, net	448	9,642
Other expenses:
Salaries	739	1,142
Other costs	543	331
Net income before taxes	764	7,345
Income tax provision	(310)	(2,436)
Net income after taxes	$454	$4,909
Balance Sheet Data
Total loans, gross	$119,612	$116,059
Allowance for credit losses	9,516	8,174
Total loans, net	110,096	107,885
Total assets	111,561	109,565
Total segment borrowings	90,575	90,121
Selected Financial Ratios
Return on average assets	1.60%	18.45%
Return on average equity	9.32	113.46
Interest yield	11.57	11.16
Net interest margin, gross	6.90	8.25
Net interest margin, net of allowance	7.47	8.71
Reserve coverage (1)	7.96	7.04
Delinquency status (2)	8.58	17.63
Charge-off ratio (3)	NM	0.47
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

(NM) Not meaningful.

	As of March 31,
	2026		2025
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$24,605	21%	$35,409	31%
Wisconsin	14,791	12	10,682	9
New York	13,704	11	9,428	8
Illinois	8,099	7	12,084	10
Other (1)	58,413	49	48,456	52
Total	$119,612	100%	$116,059	100%
(1)
Includes 11 other states, which were all under 10% as of March 31, 2026, and 12 other states, which were all under 10% as of March 31, 2025.

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three months ended March 31, 2026, we continued to utilize a taxi medallion value of $79,500 in the New York City and Newark markets despite fluctuating transfer prices that have exceeded that value, with all other markets being valued at $0 at the end of the quarter. We continued to not recognize interest income with all loans being on nonaccrual (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due.

During the three months ended March 31, 2026, we collected $1.7 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $1.1 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at levels experienced in prior years.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Selected Earnings Data
Total interest income	$59	$80
Total interest expense	30	12
Net interest income	29	68
Benefit for credit losses	(46)	(815)
Net interest income after credit loss benefit	75	883
Other income, net	1,117	844
Other expenses:
Salaries	701	650
Loan servicing fees and collection costs	28	149
Other costs	34	184
Net income before taxes	429	744
Income tax provision	(160)	(247)
Net income after taxes	$269	$497
Balance Sheet Data
Total loans, gross	$1,126	$1,650
Allowance for credit losses	155	385
Total loans, net	971	1,265
Total assets	3,836	6,855
Total segment borrowings	3,114	5,638

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

Commencing with the 2020 second quarter, the Bank began issuing loans related to the new strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnership loans were $10.8 million as of March 31, 2026 and $10.5 million as of March 31, 2025, with originations of $170.0 million during the three months ended March 31, 2026 and $136.2 million during the three months ended March 31, 2025.

The following table presents selected financial data and ratios as of and for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Selected Earnings Data
Total interest income	$2,150	$1,765
Total interest expense	1,925	3,943
Net interest expense (benefit)	225	(2,178)
Other income, net	810	711
Other expenses:
Salaries	3,103	2,182
Loan servicing fees and collection costs	15	448
Other costs	1,262	724
Net loss before taxes	(3,345)	(4,821)
Income tax benefit	1,272	1,599
Net loss after taxes	$(2,073)	$(3,222)
Balance Sheet Data
Total loans	$10,786	$10,499
Total assets	426,272	440,300
Total segment borrowings	346,085	362,164

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Return on average assets	1.01%	1.93%
Return on average equity	5.80%	12.32%
Return on average stockholders' equity	4.91%	12.96%
Net interest margin, gross	8.00%	7.94%
Equity to assets (1)	17.20%	15.77%
Debt to equity (1) (2)	4.7x	5.2x
Net loans receivable to assets (3)	85%	79%
Net charge-offs	$20,569	$19,016
Net charge-offs as a % of average loans receivable (4)	3.23%	3.10%
Reserve coverage ratio (5)	4.48%	4.25%
(1)
Includes $99.4 million and $68.8 million related to non-controlling interests in consolidated subsidiaries as of March 31, 2026 and 2025.
(2)
Excludes deferred financing costs of $8.2 million and $8.1 million as of both March 31, 2026 and 2025.
(3)
Includes both loans held for investment and loans held for sale.
(4)
Net charge-offs as a percent of annual average gross loans.
(5)
Allowance for credit losses as a percent of loans held for investment. Loans held for sale are carried at the lesser of amortized cost or fair value, do not have an allowance for credit losses, and are excluded from this calculation.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Net income attributable to stockholders was $5.0 million, or $0.20 per diluted share, for the three months ended March 31, 2026, compared to $12.0 million, or $0.50 per diluted share, for the three months ended March 31, 2025.

Total interest income was $79.1 million for the three months ended March 31, 2026, compared to $75.4 million for the three months ended March 31, 2025. The increase in interest income reflects the continued growth in our lending segments, particularly recreation lending, as well as our continued efforts to increase the weighted average interest rates charged on loans over the past several years, with the average yield on our loans increasing to 12.15% for the three months ended March 31, 2026, compared to 12.04% for the three months ended March 31, 2025.

Loans, inclusive of loans held for sale, were $2.618 billion as of March 31, 2026, comprised of recreation ($1.672 billion), home improvement ($814.9 million), commercial ($119.6 million), strategic partnership ($10.8 million), and taxi medallion ($1.1 million) loans. We had an allowance for credit losses as of March 31, 2026 of $116.7 million, which was attributable to recreation (74%), home improvement (17%), commercial (8%), and taxi medallion (less than 1%) loans.

Loans increased $51.1 million, or 2% during the three months ended March 31, 2026. Originations for the three months ended March 31, 2026 were $376.9 million compared to $281.7 million for the three months ended March 31, 2025. Originations for the three months ended March 31, 2026 included $170.0 million of strategic partnership program loans, compared to $136.2 million of strategic partnership program loans for the three months ended March 31, 2025. Originations increased in both of our consumer segments in the current quarter from the prior year quarter, with recreation loan originations increasing 64% and home improvement loan originations increasing 32%.

The provision for credit losses was $22.5 million for the three months ended March 31, 2026, compared to $22.0 million for the three months ended March 31, 2025. The current year provision included net charge-offs of $20.6 million, compared to $19.0 million in the prior year quarter, with recreation and home improvement loans accounting for $17.7 million and $2.9 million compared to $16.4 million and $3.1 million in the prior year quarter. Additionally, the allowance for credit losses for the three months ended March 31, 2026, included net recoveries on taxi medallion loans of less than $0.1 million compared to $0.8 million for the three months ended March 31, 2025 and provisions of $0.5 million for commercial loans in the current quarter compared to $3.1 million in the prior year quarter. The provision for credit losses for the three months ended March 31, 2026 also included the impact of growth of our consumer loan portfolio, particularly the recreation loan portfolio which grew 3% during the quarter and required an allowance for credit losses of approximately $2.8 million, compared to the prior year for which the loan portfolio did not grow and, therefore, did not require a provision charge. Net charge-offs in the recreation loan portfolio, excluding loans held for sale, continued to be elevated from historic norms, however net charge-offs improved to 4.38% from 4.67% in the prior quarter year. For home improvement loans, net charge offs were 1.44% during the quarter improving from 1.55% in the prior year quarter. As of March 31, 2026, current loans (those less than 30 days past due) were 95% and 99% of the recreation and home improvement loan portfolios, in line with March 31, 2025. Charge-off activity and loan delinquency are two of the more prominent indicators of future loss experience and thus have a significant impact on our determination of allowance for credit loss. As of March 31, 2026, the allowance for credit loss was 5.19% and 2.49% of recreation and home improvement loans, compared to 5.00% and 2.49% a year ago. See Note 4 of the accompanying consolidated financial statements for additional information on loans and allowance for credit losses.

Interest expense was $25.0 million for the three months ended March 31, 2026, compared to $24.0 million for the three months ended March 31, 2025, reflecting both higher average borrowings and higher average borrowing costs during the three months ended March 31, 2026, with borrowing costs expected to remain elevated in the current interest rate environment. The average cost of borrowed funds was 4.28% for the three months ended March 31, 2026, compared to 4.16% for the three months ended March 31, 2025. The increases of 12 basis points over the prior year quarter is largely attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing loans with lower rates, with our deposit costs increasing 15 basis point to 3.95%. As we replace upcoming deposit maturities with new issues, we expect our cost of funds to further increase. During the three months ended March 31, 2026, we issued certificates of deposit for 60 months at rates as high as 3.90% (3.97% inclusive of broker fees). Average debt outstanding was $2.370 billion for the three months ended March 31, 2026 which is comparable to $2.340 billion for the three months ended March 31, 2025, as we increased our borrowings, particularly certificates of deposit to fund our loan growth. In addition, in April 2026, we issued and sold $75.0 million aggregate principal amount of our 8.25% senior notes due 2031, which will increase our interest costs in the future.

Net interest income was $54.1 million for the three months ended March 31, 2026, an increase of 5% from $51.4 million in the three months ended March 31, 2025. The net interest margin before the impact of the allowance for credit losses was 8.00% for the three months ended March 31, 2026, compared to 7.94% for the three months ended March 31, 2025, reflecting the above, particularly our higher yield over the prior year, partially offset by the rising cost of borrowings experienced. With the rates we charge on outstanding loans being fixed, and our average cost of funds increasing, our net interest margin had tightened in prior years, as we can only increase our yield through higher rates charged on new originations, and have only been able to pass along a portion of rate increases on new originations. Accordingly, during the three months ended March 31, 2026, our net interest margins improved from the prior year as we have continued to originate new loans at rates above what had been offered in prior years. Additionally, to the extent that our loan portfolio mix changes significantly in the future, we may experience fluctuation in our net interest margins.

Net other income, which is typically comprised of gains on equity investments, gains related to and in connection with the disposition of taxi medallion assets, fees associated with our strategic partnership program, prepayment fees, servicing fee income, and late charges, was $2.4 million for the three months ended March 31, 2026, compared to $11.6 million for the three months ended March 31, 2025. Net gains on equity investments were $0.3 million for the three months ended March 31, 2026, compared to $9.4 million for the three months ended March 31, 2025. Additionally, for the three months ended March 31, 2026, other income included $1.1 million of gains on the disposition of taxi medallion assets, compared to $0.8 million in the prior year quarter, and $0.8 million of strategic partnership fees, compared to $0.6 million in the prior year quarter.

Operating expenses were $22.4 million for the three months ended March 31, 2026, compared to $20.8 million for the three months ended March 31, 2025. Such amount was inclusive of salaries and benefits of $11.0 million in the current quarter, up from $10.0 million for the prior year quarter, with the increase reflecting higher costs associated with a greater head count at our operating subsidiary, Medallion Bank, and higher equity compensation costs in the current year quarter. Additionally, other expenses were higher, particularly loan servicing expense reflecting the overall larger portfolio.

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

A relative measure of interest rate risk can be derived from our interest rate sensitivity gap. The interest rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities, and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets

The following table presents our interest rate sensitivity gap at March 31, 2026. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

March 31, 2026 Cumulative Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate (2)	$24,327	$30,858	$41,381	$60,968	$95,560	$80,555	$2,229,772	$2,563,421
Adjustable rate (2)	220	—	15	—	—	—	—	235
Investment securities and equity investments	3,548	2,856	3,615	15,441	6,005	5,796	38,772	76,033
Cash and cash equivalents	138,649	—	—	—	—	—	—	138,649
Total earning assets	$166,744	$33,714	$45,011	$76,409	$101,565	$86,351	$2,268,544	$2,778,338
Interest bearing liabilities
Deposits (3)	$700,449	$554,188	$446,890	$198,831	$227,102	$—	$—	$2,127,460
Privately placed notes	—	53,750	39,000	—	—	—	22,500	115,250
SBA debentures and borrowings	4,500	—	2,500	—	3,000	—	63,500	73,500
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	40,000	—	—	—	—	—	—	40,000
Strategic partner collateral deposits	6,250	—	—	—	—	—	—	6,250
Total liabilities	$751,199	$607,938	$488,390	$198,831	$230,102	$—	$119,000	$2,395,460
Interest rate gap	$(584,455)	$(574,224)	$(443,379)	$(122,422)	$(128,537)	$86,351	$2,149,544	$382,878
Cumulative interest rate gap	$(584,455)	$(1,158,679)	$(1,602,058)	$(1,724,480)	$(1,853,017)	$(1,766,666)	$382,878	$—
December 31, 2025 (4)	$(547,621)	$(590,262)	$(420,387)	$(100,477)	$(143,859)	$91,152	$2,092,209	$—
December 31, 2024 (4)	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (21%) as of March 31, 2026, and was (20%) as of December 31, 2025.
(2)
Fixed and adjustable rate assets exclude $54.3 million of capitalized loan origination costs.
(3)
Excludes deferred financing costs of $8.2 million.
(4)
Excludes federal funds sold and investment securities.

Our interest rate sensitive assets were $2.8 billion and interest rate sensitive liabilities were $2.4 billion at March 31, 2026. The one-year cumulative interest rate gap was a negative $584.5 million, or 21% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

Our trust preferred securities bear a variable rate of interest of the 90-day Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points. As of March 31, 2026, these borrowings had a cost of 6.06%, a reduction of 63 basis points from a year ago.

Liquidity and Capital Resources

Our sources of liquidity include brokered certificates of deposit and other borrowings at the Bank, loan amortization and prepayments, private and public issuances of debt securities, participations or sales of loans to third parties, issuances of preferred securities at our subsidiaries, and the disposition of our other assets.

On April 28, 2026, we issued and sold $75.0 million aggregate principal amount of senior unsecured notes to a group of institutional investors. The notes, which will mature on May 1, 2031, bear a fixed interest rate of 8.25% per year, paid semi-annually.

In February 2026, we repaid, at maturity, $31.25 million aggregate principal amount of our February 2021 privately placed notes.

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

Over the years, the SBA has approved commitments for Medallion Capital, typically for a four and a half year term and a 1% fee. On February 28, 2024, Medallion Capital accepted a commitment from the SBA for $18.5 million in debenture financing, all of which had been fully utilized in 2025. We do not currently have any commitments available from the SBA.

In September 2023, we completed a private placement to certain institutional investors of $39.0 million aggregate principal amount of 9.25% unsecured senior notes due September 2028, with interest payable semiannually.

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of March 31, 2026, the Bank had $2.8 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of March 31, 2026, the Bank had $1.5 billion of consumer loans pledged as collateral to the Federal Reserve. The advance rate on the pledged securities is approximately 58% of book value, for a total of approximately $884.2 million in secured borrowing capacity, of which $40.0 million was utilized as of March 31, 2026. The discount window facility is not committed, and any borrowings by the Bank from the discount window facility are at the discretion of the Federal Reserve. The weighted average interest rate on funds borrowed from the discount window was 3.75% as of March 31, 2026.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of March 31, 2026, there was no amount outstanding with respect to these arrangements.

Subject to market conditions, the Bank may seek to issue one or more additional series of preferred stock in order to increase capital levels, grow the consumer loan portfolios or, depending on the size and other terms of any such issuance and subject to receipt of any required regulatory approvals, redeem some or all of its outstanding preferred stock. Any determination to seek to redeem some or all of the Bank’s outstanding preferred stock would be based on its actual and anticipated capital levels and capital deployment opportunities. There can be no assurance that the Bank will issue additional series of preferred stock or, if it does, that it will apply the proceeds to redeem any series of preferred stock. On July 1, 2025, the Bank redeemed its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, or Series F, in its entirety, for an aggregate amount of $46.0 million, which resulted in a $3.5 million charge to earnings attributable to common stockholders upon the redemption.

The table below presents the components of our debt as of March 31, 2026, exclusive of deferred financing costs of $8.2 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$2,127,460	89%	3.88%
Privately placed notes	115,250	5	8.35
SBA debentures and borrowings	73,500	3	4.11
Trust preferred securities	33,000	1	6.06
Federal reserve and other borrowings	40,000	2	3.75
Strategic partner collateral deposits	6,250	*	3.64
Total outstanding debt	$2,395,460	100%	4.13%
(1)
Weighted average contractual rate as of March 31, 2026.

(*) Less than 1%.

Our contractual obligations expire on or mature at various dates through September 2037. The following table presents our contractual obligations at March 31, 2026.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits	$700,449	$554,188	$446,890	$198,831	$227,102	$—	$2,127,460
Privately placed notes	—	53,750	39,000	—	—	22,500	115,250
SBA debentures and borrowings	4,500	—	2,500	—	3,000	63,500	73,500
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	40,000	—	—	—	—	—	40,000
Strategic partner collateral deposits	6,250	—	—	—	—	—	6,250
Total outstanding borrowings	751,199	607,938	488,390	198,831	230,102	119,000	2,395,460
Operating lease obligations	2,396	887	756	777	798	2,172	7,786
Total contractual obligations	$753,595	$608,825	$489,146	$199,608	$230,900	$121,172	$2,403,246
(1)
Total debt is exclusive of deferred financing costs of $8.2 million as of March 31, 2026.

In addition, as described above, in April 2026, we issued and sold $75.0 million aggregate principal amount of our 8.25% senior notes due 2031.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of March 31, 2026 by $1.1 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $5.8 million at March 31, 2026. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at March 31, 2026. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Capital, Inc.		Freshstart Venture Capital Corp.	Medallion Bank		March 31, 2026	December 31, 2025
Cash, cash equivalents and federal funds sold	$11,878	$8,474	(1)	$2,806	$115,491		$138,649	$201,564
Trust preferred securities	33,000						33,000	33,000
Average interest rate	6.06%						6.06%	6.12%
Maturity	9/37						9/37	9/37
Privately placed notes	115,250						115,250	146,500
Average interest rate	8.35%						8.35%	8.12%
Maturity	12/27 - 8/39						12/27 - 8/39	2/26 - 8/39
SBA debentures & borrowings
Amounts available		—					—	—
Amounts outstanding		73,500					73,500	85,000
Average interest rate		4.11%					4.11%	3.98%
Maturity		9/26 - 9/35					9/26 - 9/35	3/25- 9/35
Brokered certificates of deposit					2,133,710	(2)	2,133,710	2,089,416
Average interest rate					3.88%		3.88%	3.87%
Maturity					10/25 - 9/30		10/25 - 9/30	1/26 - 12/30
Federal reserve and other borrowings					40,000		40,000	50,000
Average interest rate					3.75%		3.75%	3.75%
Maturity					N/A		N/A	N/A
Total cash	$11,878	$8,474		$2,806	$115,491		$138,649	$201,564
Total debt outstanding	$148,250	$73,500		$—	$2,173,710		$2,395,460	$2,403,916
(1)
Cash resides in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $6.3 million related to the strategic partnership business and $18.2 million related to listing services.

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

Dividends and Stock Repurchases

Beginning in March 2022, the Company's board of directors reinstated our quarterly dividend at $0.08 per share. The Company’s board of directors authorized and increased the quarterly dividend to $0.10 per share on October 24, 2023, authorized and increased the quarterly dividend to $0.11 per share on October 25, 2024, authorized and increased the quarterly dividend to $0.12 per share on April 25, 2025, and further authorized and increased the quarterly dividend to $0.14 per share on April 28, 2026, beginning with the dividend payable on May 21, 2026. The Company currently expects to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the three months ended March 31, 2026, the Company did not repurchase any of its common stock. Accordingly, as of March 31, 2026, up to $14,406,534 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are subject to inquiries from certain regulators and are currently involved in various legal proceedings incident to the normal course of business, including collection matters with respect to certain loans. We intend to vigorously defend any outstanding claims and pursue its legal rights. In the opinion of management, based on the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision could result in a material adverse impact on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 10, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the quarter ended March 31, 2026, we did not repurchase any shares of its common stock. Accordingly, as of March 31, 2026, up to $14,406,534 of shares remained authorized for repurchase under our stock repurchase program.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBITS

4.1

Note Purchase Agreement, dated April 28, 2026, including the form of Note attached thereto. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 28, 2026 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	May 5, 2026

By:	/s/ Andrew M. Murstein
Andrew M. Murstein
President, Chief Executive Officer, and Chief Operating Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.