Form 10-Q
period 2026-06-30
MEDALLION FINANCIAL CORP
filed 2026-08-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37747

MEDALLION FINANCIAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3291176
(State of Incorporation)	(IRS Employer Identification No.)

667 MADISON AVENUE, 22nd Floor

NEW YORK, New York 10065

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of August 4, 2026, was 22,960,249.

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

In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. You should consider these risks and those described under Risk Factors in the Company’s Annual Report on Form 10-K and others that are detailed in the other reports that the Company files from time to time with the Securities and Exchange Commission, or the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is operating and growing our consumer finance and commercial lending businesses. Our total assets were $3.19 billion and $2.96 billion as of June 30, 2026 and December 31, 2025.

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

Our consolidated balance sheets as of June 30, 2026, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three and six months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and six months ended June 30, 2026 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$172,581	$136,266
Federal funds sold	33,410	65,298
Investment securities	69,933	60,183
Equity investments	8,734	8,099
Loans held for sale, at lower of amortized cost or fair value	21,376	15,144
Loans	2,773,366	2,551,705
Allowance for credit losses	(122,701)	(114,789)
Net loans receivable	2,650,665	2,436,916
Goodwill	150,803	150,803
Intangible assets, net	16,979	17,701
Accrued interest receivable	20,923	19,401
Property, equipment, and right-of-use lease assets, net	8,666	11,861
Loan collateral in process of foreclosure	6,646	7,333
Income tax receivable	1,143	—
Other assets	31,726	26,459
Total assets	$3,193,585	$2,955,464
Liabilities
Deposits (1)	$2,293,935	$2,084,265
Long-term debt (2)	287,547	215,987
Short-term debt	54,500	95,250
Deferred tax liabilities, net (3)	19,973	19,596
Operating lease liabilities	3,876	5,041
Accrued interest payable	6,101	6,319
Income tax payable	—	759
Accounts payable and accrued expenses (4)	22,206	20,201
Total liabilities	2,688,138	2,447,418
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 30,102,353 shares at June 30, 2026 and 29,592,592 shares at December 31, 2025 issued)	301	296
Additional paid in capital	298,799	299,458
Treasury stock (7,060,708 shares at June 30, 2026 and 6,280,909 at December 31, 2025)	(58,814)	(51,130)
Accumulated other comprehensive loss	(2,859)	(2,381)
Retained earnings	168,591	162,374
Total stockholders’ equity	406,018	408,617
Non-controlling interest in consolidated subsidiaries	99,429	99,429
Total equity	505,447	508,046
Total liabilities and equity	$3,193,585	$2,955,464
Number of shares outstanding	23,041,645	23,311,683
Book value per share	$17.62	$17.53
(1)
Includes $5.5 million and $5.2 million of deferred financing costs as of June 30, 2026 and December 31, 2025. Refer to Note 5 for more details.
(2)
Includes $4.7 million and $3.3 million of deferred financing costs as of June 30, 2026 and December 31, 2025. Refer to Note 5 for more details.
(3)
Includes $42.2 million and $42.4 million of deferred tax liabilities related to goodwill and intangible assets as of June 30, 2026 and December 31, 2025. Refer to Note 7 for more details.
(4)
Includes the short-term portion of lease liabilities of $0.5 million and $2.2 million as of June 30, 2026 and December 31, 2025. Refer to Note 6 for more details.
(5)
Refer to Note 10 for more details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Interest and fees on loans	$82,285	$75,528	$159,621	$149,265
Non-loan interest and dividend income	2,092	1,914	3,824	3,602
Total interest income	84,377	77,442	163,445	152,867
Interest on deposits	22,122	19,608	42,858	39,223
Interest on long-term debt	4,973	3,916	8,781	7,606
Interest on short-term borrowings	35	548	500	1,256
Total interest expense	27,130	24,072	52,139	48,085
Net interest income	57,247	53,370	111,306	104,782
Provision for credit losses	22,273	21,562	44,749	43,576
Net interest income after provision for credit losses	34,974	31,808	66,557	61,206
Other income
Gain on taxi medallion assets, net	1,316	749	2,415	1,592
Strategic partnership fees	1,136	787	1,959	1,472
Gain on sale of recreation loans	1,281	1,304	1,281	1,304
Gain on equity investments, net	232	6,096	545	15,526
Other income	511	273	684	914
Total other income, net	4,476	9,209	6,884	20,808
Other expenses
Salaries and employee benefits	11,247	10,148	22,247	20,141
Loan servicing fees	4,366	2,899	7,903	5,716
Collection costs	1,931	2,033	3,868	3,772
Professional fee costs, net	2,088	1,187	3,340	2,937
Regulatory fees	1,002	1,109	1,981	1,930
Rent expense	698	683	1,395	1,358
Depreciation	656	628	1,288	1,246
Amortization of intangible assets	362	362	723	723
Director compensation	441	424	873	836
Other expenses	2,162	2,072	3,709	3,644
Total other expenses	24,953	21,545	47,327	42,303
Income before income taxes	14,497	19,472	26,114	39,711
Income tax provision	4,717	5,805	9,045	12,518
Net income	9,780	13,667	17,069	27,193
Less: income attributable to the non-controlling interest	2,335	2,598	4,671	4,110
Net income attributable to Medallion Financial Corp.	$7,445	$11,069	$12,398	$23,083
Basic earnings per share	$0.32	$0.49	$0.53	$1.02
Diluted earnings per share	$0.31	$0.46	$0.51	$0.96
Weighted average common shares outstanding
Basic	23,288,732	22,783,947	23,174,870	22,677,961
Diluted	24,013,303	24,058,084	24,280,184	23,978,214

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$9,780	$13,667	$17,069	$27,193
Unrealized holding (losses) gains on investment securities arising during the period	(129)	(124)	(660)	763
Tax effect on unrealized (losses) gains on investments	36	35	182	(214)
Total comprehensive income	9,687	13,578	16,591	27,742
Less: income attributable to the non-controlling interest	2,335	2,598	4,671	4,110
Total comprehensive income attributable to Medallion Financial Corp.	$7,352	$10,980	$11,920	$23,632

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2025	29,592,592	$296	$299,458	(6,280,909)	$(51,130)	$162,374	$(2,381)	$408,617	$99,429	$508,046
Net income	—	—	—	—	—	4,953	—	4,953	2,336	7,289
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(2,336)	(2,336)
Stock-based compensation expense	—	9	2,066	—	—	—	—	2,075	—	2,075
Exercise of stock options	2,224	—	13	—	—	—	—	13	—	13
Issuance of restricted stock, net	344,206	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of performance stock units	652,577	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(444,683)	(4)	(4,323)	—	—	—	—	(4,327)	—	(4,327)
Forfeiture of restricted stock, net	(1,569)	—	—	—	—	—	—	—	—	—
Dividends paid on common stock	—	—	—	—	—	(2,862)	—	(2,862)	—	(2,862)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(385)	(385)	—	(385)
Balance at March 31, 2026	30,145,347	$301	$297,214	(6,280,909)	$(51,130)	$164,465	$(2,766)	$408,084	$99,429	$507,513
Net income	—	—	—	—	—	7,445	—	7,445	2,335	9,780
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(2,335)	(2,335)
Non-controlling interest equity raised by Medallion Bank	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,903	—	—	—	—	1,903	—	1,903
Exercise of stock options	13,154	—	88	—	—	—	—	88	—	88
Forfeiture of restricted stock, net	(33,140)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	17,762	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(40,770)	—	(406)	—	—	—	—	(406)	—	(406)
Purchase of common stock	—	—	—	(779,799)	(7,684)	—	—	(7,684)	—	(7,684)
Dividends paid on common stock	—	—	—	—	—	(3,319)	—	(3,319)	—	(3,319)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(93)	(93)	—	(93)
Balance at June 30, 2026	30,102,353	$301	$298,799	(7,060,708)	$(58,814)	$168,591	$(2,859)	$406,018	$99,429	$505,447

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2024	29,308,182	$293	$293,412	(6,172,558)	$(50,144)	$130,256	$(3,647)	$370,170	$68,788	$438,958
Net income	—	—	—	—	—	12,014	—	12,014	1,512	13,526
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,512)	(1,512)
Stock-based compensation expense	—	2	1,686	—	—	—	—	1,688	—	1,688
Exercise of stock options	265	—	1	—	—	—	—	1	—	1
Issuance of restricted stock, net	307,059	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(144,360)	—	(1,202)	—	—	—	—	(1,202)	—	(1,202)
Forfeiture of restricted stock, net	(3,373)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(60,185)	(531)	—	—	(531)	—	(531)
Dividends paid on common stock	—	—	—	—	—	(2,554)	—	(2,554)	—	(2,554)
Other comprehensive income, net of tax	—	—	—	—	—	—	638	638	—	638
Balance at March 31, 2025	29,467,773	$295	$293,897	(6,232,743)	$(50,675)	$139,716	$(3,009)	$380,224	$68,788	$449,012
Net income	—	—	—	—	—	11,069	—	11,069	2,598	13,667
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(1,843)	(1,843)
Non-controlling interest equity raised by Medallion Bank	—	—	—	—	—	—	—	—	73,126	73,126
Stock-based compensation expense	—	—	1,681	—	—	—	—	1,681	—	1,681
Exercise of stock options	41,061	—	256	—	—	—	—	256	—	256
Forfeiture of restricted stock, net	(476)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	19,144	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(48,166)	(455)	—	—	(455)	—	(455)
Dividends paid on common stock	—	—	—	—	—	(2,790)	—	(2,790)	—	(2,790)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(89)	(89)	—	(89)
Balance at June 30, 2025	29,527,502	$295	$295,834	(6,280,909)	$(51,130)	$147,995	$(3,098)	$389,896	$142,669	$532,565

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$17,069	$27,193
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	44,749	43,576
Proceeds from sales of strategic partnership loans held for sale	410,850	299,978
Gain on sale of recreation loans	(1,281)	(1,304)
Origination of loans held for sale	(417,082)	(304,877)
Paid-in-kind interest income	(590)	(485)
Depreciation and amortization	4,231	4,218
Amortization of loan origination costs and fees, net	6,664	4,915
(Decrease) increase in deferred and other tax liabilities, net	(1,525)	3,109
Net gains on equity investments	(545)	(15,526)
Stock-based compensation expense	3,978	3,369
(Increase) decrease in accrued interest receivable	(1,522)	20
Increase in other assets	(6,971)	(46,399)
Increase (decrease) in accounts payable and accrued expenses	992	(5,118)
Decrease in accrued interest payable	(220)	(2,485)
Net cash provided by operating activities	58,797	10,184
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(585,785)	(357,691)
Proceeds from principal receipts, sales, and maturities of loans	316,458	325,541
Purchases of investments	(13,385)	(13,550)
Proceeds from principal receipts, sales, and maturities of investments	2,715	23,985
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	6,725	6,771
Net cash used in investing activities	(273,272)	(14,944)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	775,678	1,048,514
Repayments of time deposits and funds borrowed	(533,456)	(1,123,610)
Non-controlling interest equity raised by Medallion Bank	—	73,126
Cash dividends paid on common stock	(6,333)	(5,562)
Distributions to non-controlling interests	(4,671)	(3,355)
Payment of withholding taxes on net settlement of vested stock	(4,733)	(1,202)
Treasury stock repurchased	(7,684)	(986)
Proceeds from the exercise of stock options	101	257
Net cash provided by (used in) financing activities	218,902	(12,818)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,427	(17,578)
Cash and cash equivalents, beginning of period (1)	201,564	169,572
Cash and cash equivalents, end of period (1)	$205,991	$151,994
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$50,155	$48,337
Cash paid during the period for income taxes	10,298	9,665
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$6,036	$5,846
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.9 million at June 30, 2026, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments with an original purchased maturity of three months or less, federal funds sold, interest-bearing deposits in other banks, and money market mutual funds to be cash equivalents. A non-interest-bearing compensating balance of $0.9 million and $0.7 million as of June 30, 2026 and December 31, 2025 was maintained at a correspondent bank and considered to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash also included $0.3 million and $0.8 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years that cannot be withdrawn but are salable on an active secondary market, without penalty, as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company held $0.6 million in a money market account in connection with a letter of credit. Certain of the Company's borrowings require that the Company and its subsidiaries maintain cash at specific levels pursuant to covenants in applicable debt agreements. The Company is compliant with these covenants as of June 30, 2026.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments were $8.7 million and $8.1 million as of June 30, 2026 and December 31, 2025, which were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. As of June 30, 2026, cumulative impairment of $5.3 million had been recorded with respect to these investments. During the three and six months ended June 30, 2026, the Company recognized net gains of $0.2 million and $0.5 million on equity investments, net of losses, inclusive of $0 and $0.4 million of net realized gains.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. The fair value of these securities were $1.8 million as of both June 30, 2026 and December 31, 2025 and are included in other assets on the consolidated balance sheets. The Company recognized less than $0.1 million of losses for each of the three and six months ended June 30, 2026 and less than $0.1 million of gains for each of the three and six months ended June 30, 2025.

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

Changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management confirms the uncollectibility of an available-for-sale debt security or when either of the criteria regarding intent or requirement to sell is met. There were no investment securities allowance for credit losses as of June 30, 2026 and December 31, 2025.

Loans

The Company’s loans, classified as held for investment, are currently reported at amortized cost, which is the principal amount outstanding, inclusive of loan origination costs, which primarily includes deferred costs paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of June 30, 2026 and December 31, 2025, net loan origination costs included in loans were $59.7 million and $52.0 million. Net amortization reducing interest income was $3.7 million and $6.7 million for the three and six months ended June 30, 2026 and was $2.6 million and $4.9 million for the three and six months ended June 30, 2025.

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

Loans Held for Sale

Loans held for sale consist of consumer loans, including loans originated through strategic partnerships, that are intended to be sold. Loans held for sale are recorded at the lower of amortized cost or fair value. Changes in fair value are recognized in non-interest income. For loans transferred into the held for sale classification from the held for investment classification, any allowance for credit losses previously recorded is reversed at the transfer date, and the loans are transferred at their amortized cost basis (which is reduced by any previous charge-offs, but excludes any allowance for credit losses). For the three and six months ended June 30, 2026, the Company did not recognize any fair value adjustments related to loans held for sale.

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

The allowance is evaluated on a quarterly basis by management based on the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and excess concentration risks. This evaluation is inherently subjective, as it requires estimates, including those based on changes in economic conditions, that are susceptible to significant revision as more information becomes available. Credit losses are deducted from the allowance, and subsequent recoveries are added back to the allowance. The Company has elected to exclude accrued interest from its measurement of the allowance for credit losses.

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

As of June 30, 2026 and December 31, 2025, the Company had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of June 30, 2026 and December 31, 2025, the Company had intangible assets of $17.0 million and $17.7 million. The Company recognized $0.4 million and $0.7 million of amortization expense on the intangible assets for the three and six months ended June 30, 2026 and 2025.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at October 1, 2025. The third-party expert, as of the most recent goodwill impairment testing date, determined that a fair value premium existed in excess of the carrying value of the recreation and home improvement lending segments. During the three and six months ended June 30, 2026, the Company did not identify any triggering events that would require re-evaluation of goodwill impairment in either segment.

The table below presents the intangible assets as of the dates presented:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Brand-related intellectual property	$12,925	$13,475
Home improvement contractor relationships	4,054	4,226
Total intangible assets	$16,979	$17,701

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2026 and $0.6 million and $1.2 million for the three and six months ended June 30, 2025.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as interest expense in the Consolidated Statements of Operations, was $1.2 million and $2.2 million for the three and six months ended June 30, 2026 and was $1.1 million and $2.2 million for the three and six months ended June 30, 2025. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount of deferred financing costs on the Company’s balance sheet related to deposits and borrowing facilities were $10.2 million and $8.4 million as of June 30, 2026 and December 31, 2025, and there were no capitalized transaction costs as of June 30, 2026 and December 31, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net income attributable to common stockholders	$7,445	$11,069	$12,398	$23,083
Weighted average common shares outstanding applicable to basic EPS	23,288,732	22,783,947	23,174,870	22,677,961
Effect of performance stock unit grants	260,744	669,376	495,012	592,511
Effect of restricted stock grants	217,392	361,690	352,197	468,970
Effect of dilutive stock options	246,435	243,071	258,105	238,772
Adjusted weighted average common shares outstanding applicable to diluted EPS	24,013,303	24,058,084	24,280,184	23,978,214
Basic earnings per share	$0.32	$0.49	$0.53	$1.02
Diluted earnings per share	0.31	0.46	0.51	0.96

Potentially dilutive common shares excluded from the above calculations were 18,311 shares as of June 30, 2026 and 86,410 shares as of June 30, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (presented in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of June 30, 2026 and December 31, 2025, the Bank’s Tier 1 leverage ratio was considered well-capitalized. The Bank had excess Tier 1 leverage capital of $51.4 million over the 15% minimum required, which was $402.3 million based on our total assets as of June 30, 2026. The Bank’s capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2026	December 31, 2025
Common equity tier 1 capital			$354,278	$356,038
Tier 1 capital			453,707	455,467
Total capital			488,441	487,292
Average assets			2,682,074	2,558,754
Risk-weighted assets			2,701,087	2,472,328
Leverage ratio (1)	4.0%	5.0%	16.9%	17.8%
Common equity tier 1 capital ratio (2)	4.5	6.5	13.1	14.4
Tier 1 capital ratio (3)	6.0	8.0	16.8	18.4
Total capital ratio (3)	8.0	10.0	18.1	19.7
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the above table, the minimum risk-based ratios as of June 30, 2026 and December 31, 2025 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both June 30, 2026 and December 31, 2025.

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of June 30, 2026 and December 31, 2025.

June 30, 2026 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$53,604	$37	$(3,711)	$49,930
State and municipalities	21,319	12	(1,453)	19,878
Agency bonds	135	—	(10)	125
Total	$75,058	$49	$(5,174)	$69,933

December 31, 2025 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$45,392	$160	$(3,381)	$42,171
State and municipalities	19,117	14	(1,251)	17,880
Agency bonds	139	—	(7)	132
Total	$64,648	$174	$(4,639)	$60,183

The amortized cost and estimated fair market value of investment securities at June 30, 2026 by contractual maturity are presented below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage‑backed securities are included in the table based on their contractual maturities and are reflected in each category below.

June 30, 2026 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,354	$2,348
Due after one year through five years	10,543	9,962
Due after five years through ten years	9,476	9,189
Due after ten years	52,685	48,434
Total	$75,058	$69,933

The following tables present information pertaining to securities with gross unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
June 30, 2026 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(256)	$9,382	$(3,455)	$28,918
State and municipalities	(39)	2,904	(1,414)	13,958
Agency bonds	—	—	(10)	125
Total	$(295)	$12,286	$(4,879)	$43,001

	Less than Twelve Months		Twelve Months and Over
December 31, 2025 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(13)	$3,420	$(3,368)	$26,541
State and municipalities	(3)	22	(1,248)	14,840
Agency bonds	—	—	(7)	132
Total	$(16)	$3,442	$(4,623)	$41,513

As of June 30, 2026 and December 31, 2025, the Company had 57 and 52 securities with unrealized losses that had not been recognized in income. The investments are mortgage-backed securities and similar instruments with conservative risk characteristics, all of which are directly or indirectly guaranteed by the U.S. Government. The municipal bond portfolio consists of bonds purchased from the Utah Housing Corporation, which primarily acquires FHA‑insured loans within the state of Utah. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on the Company's assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of June 30, 2026 and December 31, 2025, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	As a Percent of Total Loans (1)	Amount	As a Percent of Total Loans (1)
Loans held for investment:
Recreation	$1,760,297	63%	$1,617,221	63%
Home improvement	885,599	32	810,237	32
Commercial	126,177	5	123,068	5
Taxi medallion	1,293	*	1,179	*
Total loans	2,773,366	99	2,551,705	99
Loans held for sale, at lower of amortized cost or fair value:
Strategic partnership	21,376	*	15,144	*
Total loans held for sale, at lower of amortized cost or fair value	21,376	*	15,144	*
Total loans and loans held for sale	$2,794,742	100%	$2,566,849	100%

(1) Percentage may not foot due to rounding.

(*) Less than 1%.

The following tables present the activity of the gross loans and loans held for sale for the three and six months ended June 30, 2026.

Three Months Ended June 30, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2026	$1,671,538	$814,933	$119,612	$1,126	$10,786	$2,617,995
Loan originations	228,469	128,640	7,134	266	247,098	611,607
Principal receipts, sales, and maturities	(121,312)	(55,571)	(651)	(99)	(236,508)	(414,141)
Charge-offs	(18,505)	(4,165)	(74)	—	—	(22,744)
Transfer to loan collateral in process of foreclosure, net	(3,609)	—	—	—	—	(3,609)
Amortization of origination fees and costs, net	(4,185)	514	12	—	—	(3,659)
Origination fees and costs, net	7,901	1,248	(143)	—	—	9,006
Paid-in-kind interest	—	—	287	—	—	287
Gross loans – June 30, 2026	$1,760,297	$885,599	$126,177	$1,293	$21,376	$2,794,742

Six Months Ended June 30, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2025	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849
Loan originations	371,017	193,042	7,134	266	417,082	988,541
Principal receipts, sales, and maturities	(186,194)	(111,664)	(4,418)	(114)	(410,850)	(713,240)
Charge-offs	(40,996)	(8,516)	(74)	(38)	—	(49,624)
Transfer to loan collateral in process of foreclosure, net	(6,036)	—	—	—	—	(6,036)
Amortization of origination fees and costs, net	(7,935)	1,251	20	—	—	(6,664)
Origination fees and costs, net	13,220	1,249	(143)	—	—	14,326
Paid-in-kind interest	—	—	590	—	—	590
Gross loans – June 30, 2026	$1,760,297	$885,599	$126,177	$1,293	$21,376	$2,794,742

The following tables present the activity of the gross loans and loans held for sale for the three and six months ended June 30, 2025.

Three Months Ended June 30, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2025	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433
Loan originations	142,789	54,253	9,368	—	168,637	375,047
Principal receipts, sales, and maturities	(123,204)	(58,380)	(4,259)	(86)	(166,851)	(352,780)
Charge-offs	(16,273)	(4,951)	—	—	—	(21,224)
Transfer to loan collateral in process of foreclosure, net	(3,457)	—	—	—	—	(3,457)
Amortization of origination fees and costs, net	(3,746)	1,156	11	—	—	(2,579)
Origination fees and costs, net	4,299	(924)	—	—	—	3,375
Paid-in-kind interest	—	—	236	—	—	236
Gross loans – June 30, 2025	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
(1)
Includes loans held for sale and loans held for investment.

Six Months Ended June 30, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	229,622	103,049	19,075	72	304,877	656,695
Principal receipts, sales, and maturities	(184,711)	(117,991)	(9,311)	(402)	(299,978)	(612,393)
Charge-offs	(36,547)	(9,178)	(130)	(15)	—	(45,870)
Transfer to loan collateral in process of foreclosure, net	(5,846)	—	—	—	—	(5,846)
Amortization of origination fees and costs, net	(7,227)	2,289	23	—	—	(4,915)
Origination fees and costs, net	7,718	(1,845)	—	—	—	5,873
Paid-in-kind interest	—	—	485	—	—	485
Gross loans – June 30, 2025	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
(1)
Includes loans held for sale and loans held for investment.

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2026.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2025	$85,956	$19,563	$9,052	$218	$114,789
Charge-offs	(22,491)	(4,351)	—	(38)	(26,880)
Recoveries	4,820	1,465	5	21	6,311
Provision (benefit) for credit losses	18,445	3,618	459	(46)	22,476
Balance at March 31, 2026	86,730	20,295	9,516	155	116,696
Charge-offs	(18,505)	(4,165)	(74)	—	(22,744)
Recoveries	5,158	1,276	—	42	6,476
Provision (benefit) for credit losses	17,501	4,066	774	(68)	22,273
Balance at June 30, 2026	$90,884	$21,472	$10,216	$129	$122,701
(1)
As of June 30, 2026, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion loan portfolio were $168.1 million, including $103.8 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2025.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	71,558	20,249	8,174	385	100,366
Charge-offs	(16,273)	(4,951)	—	—	(21,224)
Recoveries	4,419	1,190	10	573	6,192
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	21,562
Balance at June 30, 2025	$75,040	$20,422	$11,096	$338	$106,896
(1)
As of June 30, 2025 cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion loan portfolio were $161.5 million, including $95.2 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following tables present the gross charge-offs for the three and six months ended June 30, 2026, by the year of origination.

Three Months Ended June 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$112	$3,570	$3,872	$3,651	$3,185	$4,115	$18,505
Home improvement	97	400	808	1,265	839	756	4,165
Commercial	—	—	—	—	—	74	74
Taxi medallion	—	—	—	—	—	—	—
Total	$209	$3,970	$4,680	$4,916	$4,024	$4,945	$22,744

Six Months Ended June 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$112	$7,255	$9,489	$8,152	$7,159	$8,829	$40,996
Home improvement	97	799	1,724	2,593	1,791	1,512	8,516
Commercial	—	—	—	—	—	74	74
Taxi medallion	—	—	—	—	—	38	38
Total	$209	$8,054	$11,213	$10,745	$8,950	$10,453	$49,624

The following tables present the gross charge-offs for the three and six months ended June 30, 2025, by the year of origination.

Three Months Ended June 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$11	$3,812	$3,917	$4,439	$2,106	$1,988	$16,273
Home improvement	—	1,125	1,703	1,061	643	419	4,951
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$11	$4,937	$5,620	$5,500	$2,749	$2,407	$21,224

Six Months Ended June 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$11	$6,540	$7,624	$8,945	$4,039	$9,388	$36,547
Home improvement	—	1,948	3,206	2,194	1,071	759	9,178
Commercial	—	—	—	130	—	—	130
Taxi medallion	—	—	—	—	—	15	15
Total	$11	$8,488	$10,830	$11,269	$5,110	$10,162	$45,870

The following table presents the allowance for credit losses by type as of June 30, 2026.

June 30, 2026 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category (2)
Recreation	$90,884	74%	5.16%
Home improvement	21,472	17	2.42
Commercial	10,216	8	8.10
Taxi medallion	129	*	9.98
Total (1)	$122,701	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of June 30, 2026, total allowance for credit losses as a percent of nonaccrual loans was 284%.

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
(2)
As of December 31, 2025, total allowance for credit losses as a percent of nonaccrual loans was 281%.

(*) Less than 0.1%.

The following table presents the performance status of loans as of June 30, 2026.

June 30, 2026 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,749,780	$10,517	$1,760,297	0.60%
Home improvement	884,099	1,500	885,599	0.17
Commercial	96,276	29,901	126,177	23.70
Taxi medallion	—	1,293	1,293	100.00
Strategic partnership	21,376	—	21,376	—
Total	$2,751,531	$43,211	$2,794,742	1.55%

The following table presents the performance status of loans as of December 31, 2025.

December 31, 2025 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,603,542	$13,679	$1,617,221	0.85%
Home improvement	808,943	1,294	810,237	0.16
Commercial	98,380	24,688	123,068	20.06
Taxi medallion	—	1,179	1,179	100.00
Strategic partnership	15,144	—	15,144	—
Total	$2,526,009	$40,840	$2,566,849	1.59%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as a result, deemed nonperforming.

The following table presents the aging of loans as of June 30, 2026.

June 30, 2026	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$47,652	$21,061	$9,726	$78,439	$1,621,452	$1,699,891	$—
Home improvement	5,296	2,438	1,499	9,233	876,814	886,047	—
Commercial	—	—	13,035	13,035	113,412	126,447	—
Taxi medallion	78	—	120	198	1,095	1,293	—
Strategic partnership	—	—	—	—	21,376	21,376	—
Total	$53,026	$23,499	$24,380	$100,905	$2,634,149	$2,735,054	$—
(1)
Excludes $59.7 million of capitalized loan origination costs and fees.

The following table presents the aging of loans as of December 31, 2025.

December 31, 2025	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$56,911	$22,890	$12,856	$92,657	$1,469,444	$1,562,101	$—
Home improvement	4,891	2,367	1,300	8,558	804,627	813,185	—
Commercial	—	—	10,274	10,274	112,942	123,216	—
Taxi medallion	—	—	41	41	1,138	1,179	—
Strategic partnership	—	—	—	—	15,144	15,144	—
Total	$61,802	$25,257	$24,471	$111,530	$2,403,295	$2,514,825	$—
(1)
Excludes $52.0 million of capitalized loan origination costs.

The following table presents loan delinquency for recreation and home improvement loans as of June 30, 2026, by the year of origination:

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total (1)
Recreation
Current	$354,614	$384,820	$258,354	$211,789	$185,249	$226,626	$1,621,452
30-59 Days	1,262	9,668	9,159	8,646	8,224	10,693	47,652
60-89 Days	741	4,744	4,130	3,398	3,285	4,763	21,061
90 + Days	156	2,083	2,293	1,998	1,450	1,746	9,726
Total Recreation	$356,773	$401,315	$273,936	$225,831	$198,208	$243,828	$1,699,891
Home improvement
Current	$182,684	$160,187	$147,903	$134,042	$134,755	$117,243	$876,814
30-59 Days	142	906	665	1,431	1,425	727	5,296
60-89 Days	46	471	437	550	619	315	2,438
90 + Days	79	156	173	468	416	207	1,499
Total Home improvement	$182,951	$161,720	$149,178	$136,491	$137,215	$118,492	$886,047
(1)
Excludes $60.4 million of capitalized recreation loan origination costs and $0.4 million of net deferred home improvement loan origination fees.

The following table presents loan delinquency for recreation and home improvement loans as of December 31, 2025, by the year of origination:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total (1)
Recreation
Current	$423,427	$335,079	$237,917	$209,204	$132,704	$131,113	$1,469,444
30-59 Days	8,210	12,763	11,042	10,623	6,061	8,212	56,911
60-89 Days	2,374	5,414	4,918	4,872	2,581	2,731	22,890
90 + Days	1,487	3,136	2,803	2,329	1,347	1,754	12,856
Total Recreation	$435,498	$356,392	$256,680	$227,028	$142,693	$143,810	$1,562,101
Home improvement
Current	$193,964	$172,735	$151,637	$151,365	$71,812	$63,114	$804,627
30-59 Days	535	980	1,609	876	513	378	4,891
60-89 Days	353	761	441	455	199	158	2,367
90 + Days	—	410	417	331	42	100	1,300
Total Home improvement	$194,852	$174,886	$154,104	$153,027	$72,566	$63,750	$813,185
(1)
Excludes $55.1 million of capitalized recreation loan origination costs and $2.9 million of net deferred home improvement loan origination fees.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending June 30,
(Dollars in thousands)	2027	2028	2029	2030	2031	Thereafter	June 30, 2026 (1)	December 31, 2025 (1)	Interest Rate (2)
Deposits (3)	$813,106	$543,130	$439,846	$257,482	$238,824	$—	$2,292,388	$2,083,335	3.89%
Privately placed notes	—	53,750	39,000	—	75,000	22,500	190,250	146,500	8.31
SBA debentures and borrowings	4,500	—	2,500	—	3,000	63,500	73,500	85,000	4.11
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.04
Federal reserve and other borrowings	50,000	—	—	—	—	—	50,000	50,000	3.75
Strategic partner collateral deposits	7,000	—	—	—	—	—	7,000	6,081	3.64
Total	$874,606	$596,880	$481,346	$257,482	$316,824	$119,000	$2,646,138	$2,403,916	4.25%
(1)
Excludes deferred financing costs of $10.2 million and $8.4 million as of June 30, 2026 and December 31, 2025.
(2)
Weighted average contractual rate as of June 30, 2026.
(3)
Balance includes $29.7 million and $3.7 million in retail savings deposit balances as of June 30, 2026 and December 31, 2025.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. While brokered time deposits are sourced in amounts in excess of $250,000, all underlying deposits are in denominations of $250,000 or less. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, the annual expense of which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of June 30, 2026 and December 31, 2025, the Bank had $27.7 million and $17.2 million in listing service deposit balances from other financial institutions. As of June 30, 2026 and December 31, 2025, the Bank had $29.7 million and $3.7 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of June 30, 2026.

(Dollars in thousands)	June 30, 2026
Three months or less	$227,463
Over three months through six months	149,329
Over six months through one year	436,314
Over one year	1,479,282
Deposits	2,292,388
Strategic partner collateral deposits	7,000
Total deposits	$2,299,388

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

As of June 30, 2026, the Bank had $2.4 billion of consumer loans pledged as collateral for a discount window line of credit established at the Federal Reserve. The current advance rate on the pledged loans is approximately 55% of book value, for a total of approximately $1.3 billion in secured borrowing capacity, of which $50.0 million was utilized as of June 30, 2026. The discount window facility is not committed, and any borrowings by the Bank from the discount window facility are at the discretion of the Federal Reserve. The weighted average interest rate on funds borrowed from the discount window was 3.75% as of June 30, 2026.

The Bank has borrowing arrangements with correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75.0 million. As of June 30, 2026, there was no outstanding amount with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

The Company has entered into various private placements with certain institutional investors over time. The following table presents the private placement notes outstanding as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	June 30, 2026	December 31, 2025
December 2020	December 2027	7.500%	Semi-annually	$53,750	$53,750
February 2021	February 2026	7.250%	Semi-annually	—	31,250
September 2023	September 2028	9.250%	Semi-annually	39,000	39,000
June 2024	June 2039	8.875%	Semi-annually	17,500	17,500
August 2024	August 2039	8.625%	Semi-annually	5,000	5,000
April 2026	May 2031	8.250%	Semi-annually	75,000	—
				$190,250	$146,500

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

In 2025, the SBA informed Medallion Capital that it needs to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital was not deemed by the SBA to have a qualified management team. Medallion Capital submitted a management team for review through the SBA’s licensing division on March 31, 2026 and on the same day, the SBA notified Medallion Capital that it has declared an event of default with respect to outstanding debentures and directed Medallion Capital, within 120 days, to identify and submit at least one qualified candidate for consideration as a full-time principal and investment committee member of Medallion Capital. In April 2026, Medallion Capital submitted two candidates to the SBA for its consideration. On June 3, 2026, the SBA notified Medallion Capital that Medallion Capital’s submission of two candidates cures the previously disclosed event of default, subject to the satisfactory completion of the candidates’ background checks. On June 11, 2026, the SBA notified Medallion Capital that there was a satisfactory completion of such background checks, which cured the previously disclosed event of default with respect to its outstanding SBA debentures. The SBA’s notice and event of default did not trigger any cross-default clauses in any of the Company's debt arrangements. Medallion Capital is awaiting confirmation from the SBA that it deems the management team qualified for purposes of obtaining new and future commitments for debenture financing.

The following table presents the SBA debentures and borrowings as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	June 30, 2026	December 31, 2025
March 2016	March 2026	3.25%	Semi-annually	$—	$1,500
March 2016	March 2026	3.18%	Semi-annually	—	10,000
May 2016	September 2026	2.72%	Semi-annually	2,500	2,500
March 2017	March 2027	3.52%	Semi-annually	2,000	2,000
September 2018	September 2028	4.22%	Semi-annually	1,250	1,250
March 2019	March 2029	3.79%	Semi-annually	1,250	1,250
September 2020	September 2030	1.71%	Semi-annually	3,000	3,000
June 2021	September 2031	1.58%	Semi-annually	8,500	8,500
October 2021	March 2032	3.21%	Semi-annually	7,000	7,000
October 2022	March 2033	5.44%	Semi-annually	4,750	4,750
April 2023	September 2033	5.96%	Semi-annually	4,750	4,750
September 2023	March 2034	5.08%	Semi-annually	4,750	4,750
November 2023	March 2034	5.08%	Semi-annually	5,000	5,000
March 2025	September 2035	4.58%	Semi-annually	10,250	10,250
August 2025	September 2035	4.66%	Semi-annually	18,500	18,500
				$73,500	$85,000

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of June 30, 2026, $33.0 million was outstanding on the trust preferred securities.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of June 30, 2026, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through November 30, 2033 subject to various operating leases.

The following table presents the operating lease costs and additional information for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease costs	$634	$556	$1,267	$1,176
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	698	683	1,395	1,358
Right-of-use asset obtained in exchange for lease liability	(36)	(63)	(74)	(126)

The following table presents the breakout of the operating leases as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$4,214	$6,896
Other current liabilities	463	2,205
Operating lease liabilities	3,876	5,041
Total operating lease liabilities	4,339	7,246
Weighted average remaining lease term	7.2 years	5.8 years
Weighted average discount rate	6.28%	5.90%

At June 30, 2026, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2026	$366
2027	735
2028	756
2029	777
2030	798
Thereafter	2,205
Total lease payments (1)	5,637
Less imputed interest	1,298
Total operating lease liabilities	$4,339
(1)
Does not include lease obligations commencing after June 30, 2026.

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

The following table presents the significant components of the Company's deferred tax assets and liabilities as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Deferred tax assets:
Provision for credit losses	$18,272	$17,700
Accrued expenses, compensation, and other assets	2,575	5,868
Net operating loss carryforwards (1)	2,648	2,648
Other investments and investment securities	2,610	2,553
Valuation allowance	(3,852)	(5,957)
Total deferred tax assets	22,253	22,812
Deferred tax liabilities:
Goodwill and other intangibles	42,226	42,408
Total deferred tax liabilities	42,226	42,408
Deferred tax liability, net	$19,973	$19,596
(1)
As of June 30, 2026, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had no net carrying value as of June 30, 2026.

The following table presents the components of the Company's tax provision for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Current
Federal	$4,175	$5,757	$6,136	$10,418
State	1,659	2,569	2,399	4,091
Deferred
Federal	(893)	(1,709)	370	(1,448)
State	(224)	(812)	140	(543)
Net provision for income taxes	$4,717	$5,805	$9,045	$12,518

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026		2025		June 30,		June 30,
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Statutory Federal income tax provision	$3,044	21%	$4,089	21%	$5,484	21%	$8,339	21%
State and local income taxes, net of federal income tax benefit	816	6	889	5	1,726	7	1,812	5
Non-deductible expenses (benefits)	454	3	(562)	(3)	3,839	15	1,010	3
Valuation allowance against deferred tax assets	281	2	324	2	(2,105)	(8)	134	0
Change in effective state income tax rates and accrual	—	—	696	4	—	—	696	2
Other	122	1	369	2	101	0	527	1
Total income tax provision	$4,717	33%	$5,805	30%	$9,045	35%	$12,518	32%
(1)
Percentage may not foot due to rounding.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The Company has determined that a valuation allowance is necessary for net operating losses which the Company does not believe will be utilized as well as for deferred compensation in excess of statutory limits. Based upon these considerations, the Company determined the necessary valuation allowance as of June 30, 2026.

The Company has filed tax returns in many states. Federal, Utah, California, New York, Florida, and Texas tax filings of the Company for the tax years 2022 through the present are the more significant filings that are open for examination. For the three months ended June 30, 2026, Utah, California, Florida, New York, and Texas made up 34%, 7%, 6%, 5%, and 3% of the state and local income taxes, net of federal income tax benefit.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of the 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, or RSUs, PSUs, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. On April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. On April 25, 2025, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 12, 2025. A total of 7,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,551,192 shares remained issuable as of June 30, 2026. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

The Company’s Board of Directors approved the 2015 Non-Employee Director Stock Option Plan, or the 2015 Director Plan, on March 12, 2015, which was approved by the Company’s shareholders on June 5, 2015, and on which exemptive relief to implement the 2015 Director Plan was received from the Securities and Exchange Commission, or SEC, on February 29, 2016. A total of 300,000 shares of the Company’s common stock were issuable under the 2015 Director Plan, and 258,334 remained issuable as of June 15, 2018. Effective June 15, 2018, the 2018 Plan was approved, and these remaining shares were rolled into the 2018 Plan. Under the 2015 Director Plan, unless otherwise determined by a committee of the Board of Directors comprised of directors who are not eligible for grants under the 2015 Director Plan, the Company granted options to purchase 12,000 shares of the Company’s common stock to a non-employee director upon election to the Board of Directors, with an adjustment for directors who were elected to serve less than a full term. The option price per share could not be less than the current market value of the Company’s common stock on the date the option was granted. Options granted under the 2015 Director Plan vested annually, as defined in the 2015 Director Plan. The term of the options could not exceed ten years.

Additional shares are only available for future issuance under the 2018 Plan. As of June 30, 2026, 779,818 options on the Company’s common stock were outstanding under the Company’s plans, all of which have previously vested and are exercisable. Additionally, as of June 30, 2026, there were 593,472 unvested shares of restricted stock, 676,562 unvested PSUs, 89,310 unvested RSUs, and 414,648 vested, unissued RSUs outstanding under the 2018 Plan. As of June 30, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock, RSUs, and PSUs was $8.6 million, which is expected to be recognized over the next 11 quarters. Total stock-based compensation expense was $1.9 million and $4.0 million, or $0.08 and $0.16 per diluted common share, for the three and six months ended June 30, 2026 and $1.7 million and $3.4 million, or $0.07 and $0.14 per diluted common share, for the three and six months ended June 30, 2025.

The fair value of each restricted stock grant, each restricted stock unit, and each performance stock unit is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the six months ended June 30, 2026 and 2025.

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

The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met. The following table presents the PSU activity for the six months ended June 30, 2026 and the year ended December 31, 2025.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2024	512,131	$6.08 - 8.97	$7.30
Granted	311,723	8.47	8.47
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2025	823,854	6.08 - 8.97	7.74
Granted	216,940	10.34	10.34
Cancelled	—	—	—
Vested (1)	(296,444)	6.08	6.08
Outstanding at March 31, 2026	744,350	8.47 - 10.36	9.17
Granted	—	—	—
Cancelled	(67,788)	8.47 - 8.97	8.71
Vested (1)	—	—	—
Outstanding at June 30, 2026	676,562	$8.47 - 10.36	$9.21
(1)
During the three and six months ended June 30, 2026, 0 and 652,577 shares were used in connection with the vesting and settlement of PSUs.

The following table presents restricted stock activity for the six months ended June 30, 2026 and the year ended December 31, 2025.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2024	909,028	$4.89 - 10.32	$8.30
Granted	332,918	8.47 - 10.57	8.63
Cancelled	(5,373)	4.89 - 10.32	9.16
Vested (1)	(484,823)	4.89 - 8.97	7.70
Outstanding at December 31, 2025	751,750	8.08 - 10.57	8.83
Granted	344,206	10.36	10.36
Cancelled	(1,569)	9.37 - 10.32	9.82
Vested	(374,797)	8.08 - 9.37	8.67
Outstanding at March 31, 2026	719,590	8.47 - 10.57	9.64
Granted	—	—	—
Cancelled	(33,140)	8.47 - 10.57	—
Vested (1)	(92,978)	8.47 - 10.36	—
Outstanding at June 30, 2026 (2)	593,472	$8.47 - 10.57	$8.77
(1)
The aggregate fair value of the restricted stock vested, on the date of vesting, was $0.9 million and $4.7 million for the three and six months ended June 30, 2026 and $4.2 million for the year ended December 31, 2025.
(2)
The aggregate fair value of the unvested restricted stock was $6.1 million as of June 30, 2026. The remaining vesting period was 2.7 years at June 30, 2026.

The following table presents stock option activity for the six months ended June 30, 2026 and the year ended December 31, 2025.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2024	913,909	$2.14 - 9.38	$6.52
Granted	—	—	—
Cancelled	(33,770)	4.89 - 9.38	7.37
Exercised	(82,081)	4.89 - 7.25	6.29
Outstanding at December 31, 2025	798,058	2.14 - 7.25	6.50
Granted	—	—	—
Cancelled	(607)	—	5.98
Exercised (1)	(2,224)	4.89 - 7.25	5.85
Outstanding at March 31, 2026	795,227	2.14 - 7.25	6.50
Granted	—	—	—
Cancelled	(2,255)	4.89 - 7.25	6.52
Exercised (1)	(13,154)	4.89 - 7.25	6.68
Outstanding at June 30, 2026 (2)	779,818	$2.14 - 7.25	$6.50
Options exercisable at:
December 31, 2025	798,058	$2.14 - 9.38	$6.50
June 30, 2026 (2)	779,818	$2.14 - 7.25	$6.50
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million for the three and six months ended June 30, 2026 and $0.3 million for the year ended December 31, 2025.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at June 30, 2026 and the related exercise price of the underlying options, was $2.9 million for outstanding options, all of which had previously vested. The remaining contractual life was 3.7 years for outstanding options at June 30, 2026.

The following table presents activity for the unvested options outstanding under the plans for the six months ended June 30, 2026 and the year ended December 31, 2025.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2024	84,623	$4.89 - 6.79	$6.37
Granted	—	—	—
Cancelled	(119)	4.89	4.89
Vested (1)	(84,504)	4.89 - 6.79	6.37
Outstanding at December 31, 2025	—	—	—
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at March 31, 2026	—	—	—
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at June 30, 2026	—	$—	$—
(1)
The intrinsic value of the options vested was $0.1 million for the year ended December 31, 2025.

During the three and six months ended June 30, 2026, the Company granted 89,310 RSUs with a vesting date of June 9, 2027 at a grant price of $9.63 and during the year ended December 31, 2025, the Company granted 86,410 RSUs with a vesting date of June 12, 2026 at a grant price of $9.49. For the RSUs granted in 2026 and 2025, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of June 30, 2026, there were 503,958 RSUs outstanding, including 414,648 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers to finance RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, and collector cars make up 53%, 22%, and 13% of the segment portfolio, with no other product lines at or above 10%, as of June 30, 2026. The highest concentrations of recreation loans was in Texas and Florida at 17% and 9% of loans outstanding with no other states at or above 10%, as of June 30, 2026. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being swimming pools, roofs, and windows at 40%, 25%, and 10% of total home improvement loans outstanding, and with no other product lines at or above 10% as of June 30, 2026. The highest concentrations of home improvement loans are in Florida and Texas at 15% and 14% of loans outstanding, with no other states at or above 10%, as of June 30, 2026. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing and wholesale trade making up 61% and 14%, of the loans outstanding, with no other product lines at or above 10% as of June 30, 2026. The commercial lending segment invests across the United States with concentrations in California, Wisconsin, and New York having 19%, 14%, and 11% of the segment portfolio, with no other states having a concentration at or above 10%, as of June 30, 2026. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of June 30, 2026.

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

The following table presents segment data as of and for the three months ended June 30, 2026.

Three Months Ended June 30, 2026	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$57,101	$20,929	$3,505	$167	$2,675	$84,377
Total interest expense	15,865	7,273	1,371	29	2,592	27,130
Net interest income	41,236	13,656	2,134	138	83	57,247
Provision (benefit) for credit losses	17,501	4,066	700	(68)	74	22,273
Net interest income after credit loss provision	23,735	9,590	1,434	206	9	34,974
Other income, net	1,417	3	237	1,332	1,487	4,476
Other expenses:
Salaries	4,073	2,112	1,066	718	3,278	11,247
Loan servicing fees and collection costs	4,951	1,269	—	30	47	6,297
Other costs	3,264	1,598	748	125	1,674	7,409
Total other expenses	12,288	4,979	1,814	873	4,999	24,953
Net income (loss) before taxes	12,864	4,614	(143)	665	(3,503)	14,497
Income tax (provision) benefit	(4,187)	(1,506)	115	(220)	1,081	(4,717)
Net income (loss) after taxes	$8,677	$3,108	$(28)	$445	$(2,422)	$9,780
Income attributable to the non-controlling interest						2,335
Total net income attributable to Medallion Financial Corp.						$7,445
Balance Sheet Data
Total loans, gross (1)	$1,760,297	$885,599	$126,177	$1,293	$21,376	$2,794,742
Total assets	1,693,668	871,154	117,535	3,535	507,693	3,193,585
Total funds borrowed (2)	1,403,338	721,820	97,387	2,929	420,664	2,646,138
Selected Financial Ratios
Return on average assets	2.11%	1.49%	(0.35)%	NM	NM	1.28%
Return on average stockholders' equity	*	*	*	*	*	7.31
Return on average equity	12.79	9.04	(2.20)	NM	NM	7.71
Interest yield	13.45	9.93	11.44	NM	NM	11.71
Net interest margin, gross	9.71	6.48	6.97	NM	NM	7.94
Net interest margin, net of allowance	10.24	6.64	7.56	NM	NM	8.28
Reserve coverage (3)	5.16	2.42	8.10	NM	NM	4.42
Delinquency status (4)	0.57	0.17	10.31	NM	NM	0.89
Charge-off ratio (5)	3.14	1.37	0.24	NM	NM	2.43

(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $10.2 million as of June 30, 2026.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the six months ended June 30, 2026.

Six Months Ended June 30, 2026	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$111,135	$40,305	$6,954	$226	$4,825	$163,445
Total interest expense	30,157	14,643	2,763	59	4,517	52,139
Net interest income	80,978	25,662	4,191	167	308	111,306
Provision (benefit) for credit losses	35,946	7,684	1,159	(114)	74	44,749
Net interest income after credit loss provision	45,032	17,978	3,032	281	234	66,557
Other income, net	1,443	10	685	2,449	2,297	6,884
Other expenses:
Salaries	8,178	4,464	1,805	1,419	6,381	22,247
Loan servicing fees and collection costs	9,241	2,410	—	58	62	11,771
Other costs	5,947	2,976	1,291	159	2,936	13,309
Total other expenses	23,366	9,850	3,096	1,636	9,379	47,327
Net income (loss) before taxes	23,109	8,138	621	1,094	(6,848)	26,114
Income tax (provision) benefit	(8,004)	(2,819)	(195)	(380)	2,353	(9,045)
Net income (loss) after taxes	$15,105	$5,319	$426	$714	$(4,495)	$17,069
Income attributable to the non-controlling interest						4,671
Total net income attributable to Medallion Financial Corp.						$12,398
Balance Sheet Data
Total loans, gross (1)	$1,760,297	$885,599	$126,177	$1,293	$21,376	$2,794,742
Total assets	1,693,668	871,154	117,535	3,535	507,693	3,193,585
Total funds borrowed (2)	1,403,338	721,820	97,387	2,929	420,664	2,646,138
Selected Financial Ratios
Return on average assets	1.88%	1.30%	0.61%	NM	NM	1.14%
Return on average stockholders' equity	*	*	*	*	*	6.11
Return on average equity	11.26	7.80	3.73	NM	NM	6.76
Interest yield	13.43	9.78	11.48	NM	NM	11.67
Net interest margin, gross	9.78	6.23	6.92	NM	NM	7.94
Net interest margin, net of allowance	10.32	6.38	7.49	NM	NM	8.29
Reserve coverage (3)	5.16	2.42	8.10	NM	NM	4.42
Delinquency status (4)	0.57	0.17	10.31	NM	NM	0.89
Charge-off ratio (5)	3.75	1.40	0.11	NM	NM	2.82
(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $10.2 million as of June 30, 2026.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average gross loans.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three months ended June 30, 2025.

Three Months Ended June 30, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$51,101	$20,133	$3,755	$72	$2,381	$77,442
Total interest expense	12,854	7,325	1,157	38	2,698	24,072
Net interest income (expense)	38,247	12,808	2,598	34	(317)	53,370
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	—	21,562
Net interest income (loss) after credit loss provision	22,911	8,874	(314)	654	(317)	31,808
Other income, net	1,366	3	6,358	748	734	9,209
Other expenses:
Salaries	3,008	1,976	1,074	583	3,507	10,148
Loan servicing fees and collection costs	4,056	1,193	—	102	(419)	4,932
Other costs	2,972	1,541	335	155	1,462	6,465
Total other expenses	10,036	4,710	1,409	840	4,550	21,545
Net income (loss) before taxes	14,241	4,167	4,635	562	(4,133)	19,472
Income tax (provision) benefit	(4,292)	(1,232)	(1,337)	(168)	1,224	(5,805)
Net income (loss) after taxes	$9,949	$2,935	$3,298	$394	$(2,909)	$13,667
Income attributable to the non-controlling interest						2,598
Total net income attributable to Medallion Financial Corp.						$11,069
Balance Sheet Data
Total loans, gross	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
Total assets	1,493,721	787,432	111,961	6,009	480,871	2,879,994
Total funds borrowed (2)	1,195,144	630,034	89,581	4,808	384,750	2,304,317
Selected Financial Ratios
Return on average assets	2.67%	1.49%	11.94%	NM	NM	1.93%
Return on average stockholders' equity	*	*	*	*	*	11.49
Return on average equity	15.59	8.68	69.66	NM	NM	11.13
Interest yield	13.39	9.99	12.97	NM	NM	11.75
Net interest margin, gross	10.02	6.35	8.78	NM	NM	8.09
Net interest margin, net of allowance	10.53	6.52	9.49	NM	NM	8.42
Reserve coverage (3)	5.05	2.54	9.14	NM	NM	4.43
Delinquency status (4)	0.49	0.16	16.78	NM	NM	1.19
Charge-off (recovery) ratio (5)	3.11	1.87	(0.03)	NM	NM	2.44
(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $8.5 million as of June 30, 2025.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average gross loans. Charge-off ratio in the recreation lending segment was 3.25% when excluding loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the six months ended June 30, 2025.

Six Months Ended June 30, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$101,567	$39,904	$7,098	$152	$4,146	$152,867
Total interest expense	24,895	14,289	2,210	50	6,641	48,085
Net interest income (expense)	76,672	25,615	4,888	102	(2,495)	104,782
Provision (benefit) for credit losses	32,206	6,779	6,026	(1,435)	—	43,576
Net interest income (loss) after credit loss provision	44,466	18,836	(1,138)	1,537	(2,495)	61,206
Other income, net	1,766	5	16,000	1,592	1,445	20,808
Other expenses:
Salaries	6,650	4,353	2,216	1,233	5,689	20,141
Loan servicing fees and collection costs	7,238	1,970	—	251	29	9,488
Other costs	6,112	3,371	666	339	2,186	12,674
Total other expenses	20,000	9,694	2,882	1,823	7,904	42,303
Net income (loss) before taxes	26,232	9,147	11,980	1,306	(8,954)	39,711
Income tax (provision) benefit	(8,269)	(2,884)	(3,773)	(415)	2,823	(12,518)
Net income (loss) after taxes	$17,963	$6,263	$8,207	$891	$(6,131)	$27,193
Income attributable to the non-controlling interest						4,110
Total net income attributable to Medallion Financial Corp.						$23,083
Balance Sheet Data
Total loans, gross	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
Total assets	1,493,721	787,432	111,961	6,009	480,871	2,879,994
Total funds borrowed (2)	1,195,144	630,034	89,581	4,808	384,750	2,304,317
Selected Financial Ratios
Return on average assets	2.42%	1.58%	15.15%	NM	NM	1.93%
Return on average stockholders' equity	*	*	*	*	*	12.21
Return on average equity	14.25	9.31	88.99	NM	NM	11.63
Interest yield	13.34	9.88	12.10	NM	NM	11.70
Net interest margin, gross	10.07	6.34	8.53	NM	NM	8.01
Net interest margin, net of allowance	10.57	6.50	9.10	NM	NM	8.33
Reserve coverage (3)	5.05	2.54	9.14	NM	NM	4.43
Delinquency status (4)	0.49	0.16	16.78	NM	NM	1.19
Charge-off ratio (5)	3.71	1.71	0.21	NM	NM	2.77
(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $8.5 million as of June 30, 2025.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average gross loans. Charge-off ratio in the recreation lending segment was 3.94% when excluding loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

(10) COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain key officers, including Mr. Alvin Murstein and Mr. Andrew Murstein, for either a one-, two-, or three-year term. Typically, the contracts will renew for new one-, two- or three- year terms unless prior to the term either the Company or the executive provides notice to the other party of its intention not to extend the employment period beyond the current one-, two- or three-year term (as applicable); however, there is currently one agreement with a three-year term that does not have a renewal period. In the event of a change in control, as defined, during the employment period, the agreements provide for severance compensation to the executive in an amount equal to the balance of the salary, bonus, and value of fringe benefits which the executive would be entitled to receive for the remainder of the employment period.

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

On January 12, 2026, the Company, Medallion Bank, and Mr. Donald Poulton entered into an amendment to the Employment Agreement, dated June 27, 2016 among Mr. Poulton, the Company, and Medallion Bank. Pursuant to such amendment, effective January 12, 2026, Donald Poulton no longer served as President of Medallion Bank, but remained the Chief Executive Officer of Medallion Bank through the remainder of the employment term. All other terms of his existing employment agreement continued to be in full force and effect, in accordance with its terms, through Mr. Poulton's retirement effective June 30, 2026.

In addition, on January 12, 2026, the Company, Medallion Bank and Mr. D. Justin Haley entered into a Second Amended and Restated Employment Agreement. Pursuant to the agreement, effective January 12, 2026, Mr. Haley no longer served as Executive Vice President and Chief Financial Officer of Medallion Bank, but became the President of Medallion Bank. Effective June 30, 2026, Mr. Haley assumed the role of Chief Executive Officer. The employment agreement has a two-year term that automatically renews each year for an additional two-year term commencing on January 1, 2027 unless terminated by either party. Under the employment agreement, Mr. Haley is entitled to an annual base salary of $430,000 effective January 1, 2026, which shall be reviewed by the Board of Directors of the Company not less than once each fiscal year and may be increased but not decreased from the then existing base salary. The employment agreement provides for a severance payment if the employment agreement is terminated under certain conditions. The employment agreement contains a non-competition covenant from Mr. Haley in the Company’s and Medallion Bank’s favor.

As of June 30, 2026, employment agreements expire at various dates through 2029, with future minimum payments under these agreements of approximately $7.0 million.

(B) OTHER COMMITMENTS

As of June 30, 2026, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors and brother-in-law of one of the Company’s officers and directors, previously served as the Company’s Senior Vice President and effective July 24, 2025, serves as the Company's Executive Vice President at a salary of $277,000 per year, an increase from $269,000 per year in 2025. Mr. Rudnick received an annual cash bonus of $101,000 and $75,000 as well as an equity grants in the amount of $54,000 and $50,000 during the six months ended June 30, 2026 and 2025.

Jameson Poulton, the son of one of Medallion Bank’s former officers and current Medallion Bank director, serves as Medallion Bank’s Manager of Data Analytics at a salary of $120,000 per year, an increase from $107,120 per year. Mr. Poulton received an annual cash bonus of $16,068 and $13,000 as well as an equity grants in the amount of $0 and $2,601 during the six months ended June 30, 2026 and 2025.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable.

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2026.

	June 30, 2026
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$205,991	$205,991	$205,741	$250	$—
Investment securities	69,933	69,933	—	69,933	—
Loans held for investment, net of allowance	2,650,665	2,671,000	—	—	2,671,000
Loans held for sale, at lower of amortized cost or fair value	21,376	21,376	—	—	21,376
Accrued interest receivable	20,923	20,923	20,923	—	—
Equity securities (2)	1,769	1,769	1,769	—	—
Financial liabilities
Funds borrowed (3)	2,646,138	2,657,865	—	2,657,865	—
Accrued interest payable	6,101	6,101	6,101	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $10.2 million as of June 30, 2026.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2026.

June 30, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$69,933	$—	$69,933
Equity securities (2)	1,769	—	—	1,769
Total	$1,769	$69,933	$—	$71,702
(1)
Total unrealized loss of $0.1 million and $0.5 million net of tax, was included in other comprehensive income for the three and six months ended June 30, 2026.
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2026.

June 30, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments (1)	$—	$—	$—	$—
Total	$—	$—	$—	$—
(1)
For the three and six months ended June 30, 2026, the Company had 0 and 1 equity investment, measured on a non-recurring basis, that had a fair value of $0.

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

The following table presents the Company’s valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of June 30, 2026.

(Dollars in thousands)	Fair Value at June 30, 2026	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments (1)	$—	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
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

(Dollars in thousands)	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments (1)	$—	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
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

(15) SUBSEQUENT EVENTS

The Company has evaluated the effects of events that have occurred subsequent to June 30, 2026 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and six months ended June 30, 2026 and the year ended December 31, 2025. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to financial technology, or fintech, partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of June 30, 2026, consumer loans represented 95% of our gross loan portfolio and commercial loans represented 5%. Total assets were $3.19 billion and $2.96 billion as of June 30, 2026 and December 31, 2025.

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

Net interest income is also affected by economic, regulatory, and competitive factors that influence interest rates, loan demand, and the availability of funding to finance our lending activities. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice, either due to inflation or other factors, on a different basis than our interest-bearing liabilities. We continue to monitor global supply chain disruptions, the impact of tariffs, the impact of geopolitical events, including the conflict with Iran, gas prices, labor shortages, unemployment, and other factors contributing to U.S. inflation, the risk of recession and economic health, as well as other factors which contribute to competition and changes in the demand for our loan products. We have been seeking, and continue to seek, borrowers with strong credit ratings and the ability to repay their obligations in the event of a potential economic downturn and in light of the current uncertainties and inflationary environment.

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

The Bank is an industrial bank regulated by the FDIC and the Utah Department of Financial Institutions that originates consumer loans, raises deposits, and conducts other banking activities. The Bank generally provides us with our lowest cost of funds which it raises through bank certificates of deposit and savings deposits. To take advantage of this low cost of funds, historically we referred a portion of our taxi medallion and commercial loans to the Bank, which originated these loans. However, other than in connection with dispositions of existing taxi medallion assets, the Bank has not originated any new taxi medallion loans since 2014 (and Medallion Financial Corp. has not originated any new taxi medallion loans since 2015) and in the fourth quarter of 2025 sold its remaining taxi medallion portfolio to another of our subsidiaries.

In 2019, the Bank launched a strategic partnership program to provide lending and other services to fintech companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans. The Bank has five active partnerships, including one partnership launched in the second quarter of 2026, and continues to evaluate and launch additional partnership programs with fintech companies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At June 30, 2026, we identified our policies for the allowance for credit losses and goodwill and intangible assets to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2025, and there have been no material changes in such policies and estimates since the date of such report.

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

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and reflects the average yield on assets and average costs on liabilities as of and for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$65,222	$521	3.20%	$35,166	$367	4.19%
Federal funds sold	67,191	877	5.24	67,533	954	5.67
Investment securities	69,020	694	4.03	60,991	593	3.90
Loans
Recreation	1,702,708	57,101	13.45	1,530,529	51,101	13.39
Home improvement	845,756	20,929	9.93	808,517	20,133	9.99
Commercial	122,878	3,505	11.44	118,735	3,839	12.97
Taxi medallion	1,209	167	55.40	1,607	72	17.97
Strategic partnerships	14,110	583	16.57	10,558	383	14.55
Total loans	2,686,661	82,285	12.28	2,469,946	75,528	12.27
Total interest-earning assets, before allowance	2,888,094		11.71	2,633,636		11.75
Allowance for credit losses	(118,655)			(103,117)
Total interest-earning assets, net of allowance	$2,769,439	$84,377	12.21%	$2,530,519	$77,442	12.23%
Non-interest-earning assets
Cash	60,400			58,030
Equity investments	8,425			8,522
Loan collateral in process of foreclosure	6,299			9,010
Goodwill and intangible assets	167,964			169,409
Other assets	59,806			62,360
Total non-interest-earning assets	302,894			307,331
Total assets	$3,072,333			$2,837,850
Interest-bearing liabilities
Deposits	$2,240,678	$22,122	3.96%	$2,047,347	$19,608	3.84%
Privately placed notes	171,500	3,689	8.63	146,500	3,172	8.68
SBA debentures and borrowings	73,500	813	4.44	70,500	733	4.17
Trust preferred securities	33,000	506	6.15	33,000	559	6.79
Total interest-bearing liabilities	2,518,678	27,130	4.32	2,297,347	24,072	4.20
Non-interest-bearing liabilities
Deferred tax liability	20,392			19,920
Other liabilities (1)	24,482			28,206
Total non-interest-bearing liabilities	44,874			48,126
Total liabilities	2,563,552			2,345,473
Non-controlling interest	100,013			106,049
Total stockholders’ equity	408,768			386,328
Total liabilities and stockholders’ equity	$3,072,333			$2,837,850
Net interest income		$57,247			$53,370
Net interest margin, gross			7.94			8.09
Net interest margin, net of allowance			8.28%			8.42%
(1)
Includes deferred financing costs of $10.2 million and $8.5 million as of June 30, 2026 and 2025.

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and reflects the average yield on assets and average costs on liabilities as of and for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$55,210	$789	2.88%	$36,100	$718	4.01%
Federal funds sold	66,636	1,735	5.25	61,473	1,772	5.81
Investment securities	65,278	1,300	4.02	59,340	1,112	3.78
Loans
Recreation	1,669,276	111,135	13.43	1,535,081	101,567	13.34
Home improvement	831,200	40,305	9.78	814,533	39,904	9.88
Commercial	122,200	6,954	11.48	115,587	6,938	12.10
Taxi medallion	1,199	226	38.01	1,652	152	18.55
Strategic partnerships	12,274	1,001	16.45	9,133	704	15.54
Total loans	2,636,149	159,621	12.21	2,475,986	149,265	12.16
Total interest-earning assets, before allowance	2,823,273		11.67	2,632,899		11.70
Allowance for credit losses	(117,167)			(100,734)
Total interest-earning assets, net of allowance	$2,706,106	$163,445	12.17%	$2,532,165	$152,867	12.16%
Non-interest-earning assets
Cash	57,736			57,357
Equity investments	8,285			8,794
Loan collateral in process of foreclosure	6,666			9,292
Goodwill and intangible assets	168,145			169,590
Other assets	58,769			60,671
Total non-interest-earning assets	299,601			305,704
Total assets	$3,005,707			$2,837,869
Interest-bearing liabilities
Deposits	$2,185,272	$42,858	3.95%	$2,067,101	$39,223	3.83%
Privately placed notes	156,321	6,591	8.50	146,500	6,349	8.74
SBA debentures and borrowings	76,786	1,680	4.41	68,964	1,393	4.07
Trust preferred securities	33,000	1,010	6.17	33,000	1,120	6.84
Total interest-bearing liabilities	2,451,379	52,139	4.29	2,315,565	48,085	4.19
Non-interest-bearing liabilities
Deferred tax liability	19,753			20,026
Other liabilities (1)	25,325			30,634
Total non-interest-bearing liabilities	45,078			50,660
Total liabilities	2,496,457			2,366,225
Non-controlling interest	100,096			90,296
Total stockholders’ equity	409,154			381,348
Total liabilities and stockholders’ equity	$3,005,707			$2,837,869
Net interest income		$111,306			$104,782
Net interest margin, gross			7.94			8.01
Net interest margin, net of allowance			8.29%			8.33%

(1)
Includes deferred financing costs of $10.2 million and $8.5 million as of June 30, 2026 and 2025.

For the three months ended June 30, 2026, our total loans yielded 12.28%, as compared to 12.27% for the three months ended June 30, 2025. For the six months ended June 30, 2026, our total loans yielded 12.21%, as compared to 12.16% for the six months ended June 30, 2025. The increase reflects, on average, a slightly higher interest rate charged on our loan portfolios, as rates charged on new consumer originations starting in 2023 exceeded rates charged on consumer loans in the years immediately prior. The weighted average FICO score, measured at origination, of our consumer loans outstanding was 714 as of June 30, 2026, compared to 715 as of June 30, 2025. We use weighted average FICO scores as an indicator of portfolio risk. In the first half of 2026, we reduced the rate charged on our recreation loans to improve our loss adjusted yield. During the three months ended June 30, 2026, we wrote new recreation loans at an average rate of 14.86% compared to 15.96% in the prior year period, bringing our origination rate more in line with our competition. We also reduced the rate charged on certain home improvement loans during the three months ended June 30, 2026, seeking to be more competitive in specific segments of the market and generate an improved risk-adjusted return.

Our debt, with certificates of deposit being our largest source, funds our growing lending business. Our average interest cost for the three and six months ended June 30, 2026 of 4.32% and 4.29% and increased 12 and 10 basis points from the three and six months ended June 30, 2025, attributable to the higher interest rate environment experienced over the past several years, particularly the higher cost associated with issuing brokered certificates of deposit. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the three months ended June 30, 2026, we issued certificates of deposit for 36 months at rates as high as 4.20% and for 60 months at rates as high as 4.25%. Over the past several years we have taken steps to pass along a portion of the interest rate increases on newly originated loans, thereby compressing our net interest margins.

RATE/VOLUME ANALYSIS

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$314	$(237)	$77	$(18)	$25	$7
Investment securities	81	20	101	60	5	65
Loans
Recreation	5,774	226	6,000	3,149	462	3,611
Home improvement	922	(126)	796	1,172	1,309	2,481
Commercial	118	(452)	(334)	322	50	372
Taxi medallion	(55)	150	95	(85)	(24)	(109)
Strategic partnerships	147	53	200	339	(28)	311
Total loans	$6,906	$(149)	$6,757	$4,897	$1,769	$6,666
Total interest-earning assets	$7,301	$(366)	$6,935	$4,939	$1,799	$6,738
Interest-bearing liabilities
Deposits	1,909	605	2,514	923	2,161	3,084
Privately placed notes	538	(21)	517	189	27	216
SBA debentures and borrowings	33	47	80	(23)	46	23
Trust preferred securities	—	(53)	(53)	—	(87)	(87)
Total interest-bearing liabilities	$2,480	$578	$3,058	$1,089	$2,147	$3,236
Net	$4,821	$(944)	$3,877	$3,850	$(348)	$3,502

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$503	$(469)	$34	$(162)	$(46)	$(208)
Investment securities	118	70	188	92	26	118
Loans
Recreation	8,934	634	9,568	9,453	697	10,150
Home improvement	808	(407)	401	2,683	2,123	4,806
Commercial	376	(360)	16	251	(442)	(191)
Taxi medallion	(85)	159	74	(176)	7	(169)
Strategic partnerships	256	41	297	628	(41)	587
Total loans	$10,289	$67	$10,356	$12,839	$2,344	$15,183
Total interest-earning assets	$10,910	$(332)	$10,578	$12,769	$2,324	$15,093
Interest-bearing liabilities
Deposits	2,318	1,315	3,633	3,113	4,835	7,948
Privately placed notes	414	(170)	244	347	37	384
SBA debentures and borrowings	171	116	287	(91)	29	(62)
Trust preferred securities	—	(110)	(110)	—	(174)	(174)
Total interest-bearing liabilities	$2,903	$1,151	$4,054	$3,369	$4,727	$8,096
Net	$8,007	$(1,483)	$6,524	$9,400	$(2,403)	$6,997

During the three and six months ended June 30, 2026, the increase in interest income over the prior year period was mainly driven by the increase in the size of the consumer loan portfolios, particularly recreation loans, as well as an increase in overall yield on interest-earning assets as we continued to issue new consumer loans at interest rates greater than the weighted average rates of our current portfolio. The increase in interest expense was driven by an increase in borrowing costs, primarily due to the increase in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

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

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above table presents the average borrowings and related borrowing costs for the three and six months ended June 30, 2026 and 2025. We expect our borrowing costs to further increase as we take deposits and borrow other funds, including the private placement completed in April 2026, at the current prevailing rates.

We have sought SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects recipients to limits on the amount of secured bank debt they may incur. We have used SBA funding to fund loans that qualify under the SBIA and SBA regulations. As of June 30, 2026, SBA borrowings were less than 3% of total borrowed funds. In February 2024, we obtained an $18.5 million commitment from the SBA, all of which had been utilized as of June 30, 2026. We do not currently have any commitments available from the SBA and are awaiting confirmation from the SBA that it deems our management team qualified for purposes of obtaining new and future commitments for debenture financing.

In 2025, the SBA informed Medallion Capital that it needs to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital was not deemed by the SBA to have a qualified management team. Medallion Capital submitted a management team for review through the SBA’s licensing division on March 31, 2026 and on the same day, the SBA notified Medallion Capital that it has declared an event of default with respect to outstanding debentures and directed Medallion Capital, within 120 days, to identify and submit at least one qualified candidate for consideration as a full-time principal and investment committee member of Medallion Capital. In April 2026, Medallion Capital submitted two candidates to the SBA for its consideration. On June 3, 2026, the SBA notified Medallion Capital that Medallion Capital’s submission of two candidates cures the previously disclosed event of default, subject to the satisfactory completion of the candidates’ background checks. On June 11, 2026, the SBA notified Medallion Capital that there was a satisfactory completion of such background checks, which cured the previously disclosed event of default with respect to its outstanding SBA debentures. The SBA’s notice and event of default did not trigger any cross-default clauses in any of our debt arrangements. Medallion Capital is awaiting confirmation from the SBA that it deems the management team qualified for purposes of obtaining new and future commitments for debenture financing.

At June 30, 2026 and 2025, adjustable rate debt constituted less than 2% of total debt and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, primarily consisting of deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the three and six months ended June 30, 2026, there was significant growth in the recreation lending and home improvement lending segments, as compared to the prior year.

The following tables present the activity of the gross loans and loans held for sale for the three and six months ended June 30, 2026.

Three Months Ended June 30, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2026	$1,671,538	$814,933	$119,612	$1,126	$10,786	$2,617,995
Loan originations	228,469	128,640	7,134	266	247,098	611,607
Principal receipts, sales, and maturities	(121,312)	(55,571)	(651)	(99)	(236,508)	(414,141)
Charge-offs	(18,505)	(4,165)	(74)	—	—	(22,744)
Transfer to loan collateral in process of foreclosure, net	(3,609)	—	—	—	—	(3,609)
Amortization of origination fees and costs, net	(4,185)	514	12	—	—	(3,659)
Origination fees and costs, net	7,901	1,248	(143)	—	—	9,006
Paid-in-kind interest	—	—	287	—	—	287
Gross loans – June 30, 2026	$1,760,297	$885,599	$126,177	$1,293	$21,376	$2,794,742

Six Months Ended June 30, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2025	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849
Loan originations	371,017	193,042	7,134	266	417,082	988,541
Principal receipts, sales, and maturities	(186,194)	(111,664)	(4,418)	(114)	(410,850)	(713,240)
Charge-offs	(40,996)	(8,516)	(74)	(38)	—	(49,624)
Transfer to loan collateral in process of foreclosure, net	(6,036)	—	—	—	—	(6,036)
Amortization of origination fees and costs, net	(7,935)	1,251	20	—	—	(6,664)
Origination fees and costs, net	13,220	1,249	(143)	—	—	14,326
Paid-in-kind interest	—	—	590	—	—	590
Gross loans – June 30, 2026	$1,760,297	$885,599	$126,177	$1,293	$21,376	$2,794,742

The following tables present the activity of the gross loans and loans held for sale for the three and six months ended June 30, 2025.

Three Months Ended June 30, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – March 31, 2025	$1,545,844	$812,381	$116,059	$1,650	$10,499	$2,486,433
Loan originations	142,789	54,253	9,368	—	168,637	375,047
Principal receipts, sales, and maturities	(123,204)	(58,380)	(4,259)	(86)	(166,851)	(352,780)
Charge-offs	(16,273)	(4,951)	—	—	—	(21,224)
Transfer to loan collateral in process of foreclosure, net	(3,457)	—	—	—	—	(3,457)
Amortization of origination fees and costs, net	(3,746)	1,156	11	—	—	(2,579)
Origination fees and costs, net	4,299	(924)	—	—	—	3,375
Paid-in-kind interest	—	—	236	—	—	236
Gross loans – June 30, 2025	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
(1)
Includes loans held for sale and loans held for investment.

Six Months Ended June 30, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	229,622	103,049	19,075	72	304,877	656,695
Principal receipts, sales, and maturities	(184,711)	(117,991)	(9,311)	(402)	(299,978)	(612,393)
Charge-offs	(36,547)	(9,178)	(130)	(15)	—	(45,870)
Transfer to loan collateral in process of foreclosure, net	(5,846)	—	—	—	—	(5,846)
Amortization of origination fees and costs, net	(7,227)	2,289	23	—	—	(4,915)
Origination fees and costs, net	7,718	(1,845)	—	—	—	5,873
Paid-in-kind interest	—	—	485	—	—	485
Gross loans – June 30, 2025	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
(1)
Includes loans held for sale and loans held for investment.

The following table presents the maturities and sensitivity to change in interest rates for our loans as of June 30, 2026.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$38,141	$240,070	$2,089,350	$367,323	$2,734,884
Recreation (1)	4,823	101,513	1,504,840	88,545	1,699,721
Home improvement	1,592	26,208	579,469	278,778	886,047
Commercial	9,864	111,542	5,041	—	126,447
Strategic partnerships	21,376	—	—	—	21,376
Taxi medallion	486	807	—	—	1,293
Adjustable-rate	$170	$—	$—	$—	$170
Recreation	170	—	—	—	170
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans (2)	$38,311	$240,070	$2,089,350	$367,323	$2,735,054
(1)
Includes loans held for sale and loans held for investment.
(2)
Excludes $59.7 million of capitalized loan origination costs.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level estimated by management to absorb expected future losses in the portfolios. As of June 30, 2026 and December 31, 2025, the allowance totaled $122.7 million and $114.8 million, which represented 4.42% and 4.50% of total loans held for investment. The provision for credit losses was $22.3 million and $44.7 million for the three and six months ended June 30, 2026 compared to $21.6 million and $43.6 million for the three and six months ended June 30, 2025 as a result of growth in our consumer loan portfolios, loan losses, fluctuation in delinquencies, and adjustments to forecasts in our consumer loan portfolios along with lower recoveries on taxi medallion loans.

During the three and six months ended June 30, 2026, we recognized provisions of $0.8 million and $1.3 million related to specific commercial loans. Provisions and the correlated allowance for credit losses of commercial loans are assessed on specific indicators, such as, the underlying borrower not performing as expected and consideration of the current economic environment and economic policies which impact, or are likely to impact, the borrower's underlying business operations.

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2026.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2025	$85,956	$19,563	$9,052	$218	$114,789
Charge-offs	(22,491)	(4,351)	—	(38)	(26,880)
Recoveries	4,820	1,465	5	21	6,311
Provision (benefit) for credit losses	18,445	3,618	459	(46)	22,476
Balance at March 31, 2026	86,730	20,295	9,516	155	116,696
Charge-offs	(18,505)	(4,165)	(74)	—	(22,744)
Recoveries	5,158	1,276	—	42	6,476
Provision (benefit) for credit losses	17,501	4,066	774	(68)	22,273
Balance at June 30, 2026	$90,884	$21,472	$10,216	$129	$122,701
(1)
As of June 30, 2026, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $168.1 million, including $103.8 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for us.

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2025.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	71,558	20,249	8,174	385	100,366
Charge-offs	(16,273)	(4,951)	—	—	(21,224)
Recoveries	4,419	1,190	10	573	6,192
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	21,562
Balance at June 30, 2025	$75,040	$20,422	$11,096	$338	$106,896
(1)
As of June 30, 2025 cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $161.5 million, including $95.2 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following tables present the gross charge-offs for the three and six months ended June 30, 2026, by the year of origination:

Three Months Ended June 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$112	$3,570	$3,872	$3,651	$3,185	$4,115	$18,505
Home improvement	97	400	808	1,265	839	756	4,165
Commercial	—	—	—	—	—	74	74
Taxi medallion	—	—	—	—	—	—	—
Total	$209	$3,970	$4,680	$4,916	$4,024	$4,945	$22,744

Six Months Ended June 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$112	$7,255	$9,489	$8,152	$7,159	$8,829	$40,996
Home improvement	97	799	1,724	2,593	1,791	1,512	8,516
Commercial	—	—	—	—	—	74	74
Taxi medallion	—	—	—	—	—	38	38
Total	$209	$8,054	$11,213	$10,745	$8,950	$10,453	$49,624

The following tables present the gross charge-offs for the three and six months ended June 30, 2025, by the year of origination:

Three Months Ended June 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$11	$3,812	$3,917	$4,439	$2,106	$1,988	$16,273
Home improvement	—	1,125	1,703	1,061	643	419	4,951
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	—	—
Total	$11	$4,937	$5,620	$5,500	$2,749	$2,407	$21,224

Six Months Ended June 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$11	$6,540	$7,624	$8,945	$4,039	$9,388	$36,547
Home improvement	—	1,948	3,206	2,194	1,071	759	9,178
Commercial	—	—	—	130	—	—	130
Taxi medallion	—	—	—	—	—	15	15
Total	$11	$8,488	$10,830	$11,269	$5,110	$10,162	$45,870

The following table presents the allowance for credit losses for loans held for investment, by type, as of June 30, 2026.

June 30, 2026 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$90,884	74%	5.16%
Home improvement	21,472	17	2.42
Commercial	10,216	8	8.10
Taxi medallion	129	*	9.98
Total	$122,701	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of June 30, 2026, total allowance for credit losses as a percentage of nonaccrual loans was 284%.

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
(2)
As of December 31, 2025, total allowance for credit losses as a percentage of nonaccrual loans was 281%.

(*) Less than 0.1%.

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$9,726	0.4%	$12,856	0.5%
Home improvement	1,499	0.1	1,300	0.1
Commercial	13,035	0.5	10,274	0.4
Taxi medallion	120	*	41	*
Total loans 90 days or more past due	$24,380	0.9%	$24,471	1.0%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%.

As of June 30, 2026, taxi medallion loans in the process of foreclosure included 246 taxi medallions in the New York City market, 186 taxi medallions in the Chicago market, 19 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also present results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 68% of our interest income for both the three and six months ended June 30, 2026 and 66% for both the three and six months ended June 30, 2025.

We maintain relationships with approximately 3,400 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten relationships were responsible for 37% and 40% of recreation lending’s new loan originations for the six months ended June 30, 2026 and 2025. The percentage of new loan originations by the top ten dealers and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $22,300 as of June 30, 2026. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding as of June 30, 2026 is approximately 12 years.

The loans are secured primarily by RVs, boats, and collector cars, with RV loans making up 53% of the portfolio, boat loans making up 22%, and collector car loans making up 13% of the portfolio as of June 30, 2026, compared to 54%, 21%, and 12% as of June 30, 2025. Recreation loans are made to borrowers residing nationwide, with the highest concentrations as of June 30, 2026 in Texas and Florida at 17% and 9% of loans outstanding, compared to 16% and 10% at June 30, 2025, and with no other states at or above 10%. As of June 30, 2026 and June 30, 2025, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 686 and 685. The weighted average FICO scores at the time of origination for the loans funded in the six months ended June 30, 2026 and 2025 were 687 in both periods.

As of June 30, 2026, the recreation loan portfolio was $1.8 billion, with the average interest rate decreasing 6 basis points to 15.06% from a year ago. Additionally, the allowance for credit losses increased 21% from June 30, 2025, reflecting overall growth in the portfolio as well as rising loss rates and adjustments to economic factor forecasts.

During the three and six months ended June 30, 2026, we originated $228.5 million and $371.0 million in recreation loans, compared to $142.8 million and $229.6 million for the three and six months ended June 30, 2025. Increased origination volumes reflect strong consumer demand and increased marketing efforts, along with pricing changes intended to generate stronger credit, which we believe will perform better during all phases of the economic cycle. The following table presents quarterly originations for 2026, 2025, and 2024.

(Dollars in thousands)	2026	2025	2024
First Quarter	$142,548	$86,833	$105,765
Second Quarter	228,469	142,789	209,563
Third Quarter	—	141,667	139,105
Fourth Quarter	—	97,178	72,201
Year Ended	$371,017	$468,467	$526,634

As of June 30, 2026, 36% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the six months ended June 30, 2026 and years ended December 31, 2025 and 2024.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
June 30, 2026	$371,017	$133,672	36%
December 31, 2025	468,467	169,498	36
December 31, 2024	526,634	185,334	35

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$57,101	$51,101	$111,135	$101,567
Total interest expense	15,865	12,854	30,157	24,895
Net interest income	41,236	38,247	80,978	76,672
Provision for credit losses	17,501	15,336	35,946	32,206
Net interest income after credit loss provision	23,735	22,911	45,032	44,466
Other income, net	1,417	1,366	1,443	1,766
Other expenses:
Salaries	4,073	3,008	8,178	6,650
Loan servicing fees and collection costs	4,951	4,056	9,241	7,238
Other costs	3,264	2,972	5,947	6,112
Net income before taxes	12,864	14,241	23,109	26,232
Income tax provision	(4,187)	(4,292)	(8,004)	(8,269)
Net income after taxes	$8,677	$9,949	$15,105	$17,963
Balance Sheet Data
Total loans, gross (1)			$1,760,297	$1,546,252
Allowance for credit losses			90,884	75,040
Total loans, net			1,669,413	1,471,212
Total assets			1,693,668	1,493,721
Total segment borrowings			1,403,338	1,195,144
Selected Financial Ratios
Return on average assets	2.11%	2.67%	1.88%	2.42%
Return on average equity	12.79	15.59	11.26	14.25
Interest yield	13.45	13.39	13.43	13.34
Net interest margin, gross	9.71	10.02	9.78	10.07
Net interest margin, net of allowance	10.24	10.53	10.32	10.57
Reserve coverage (2)	5.16	5.05	5.16	5.05
Delinquency status (3)	0.57	0.49	0.57	0.49
Charge-off ratio (4)	3.14	3.11	3.75	3.71
(1)
Inclusive of both loans held for investment and loans held for sale.
(2)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
The charge-off ratio in the recreation lending segment was 3.25% and 3.94% for the three and six months ended June 30, 2025 when excluding loans held for sale.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in swimming pools, roofs, and windows at 40%, 25%, and 10% of total home improvement loans outstanding as of June 30, 2026, as compared to 30%, 30%, and 11% as of June 30, 2025, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas representing 15% and 14% of loans outstanding as of June 30, 2026, with each such state representing 13% and 12% as of June 30, 2025 and no other states at or above 10%. As of June 30, 2026 and 2025, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding, measured at origination, were 768 and 769. The weighted average FICO scores at the time of origination for the loans funded in the six months ended June 30, 2026 and 2025 were 775 and 781.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 800 contractors and/or FSPs. Our top ten contractors and FSP relationships were responsible for 79% of home improvement lending’s new loan originations for the six months ended June 30, 2026. The percentage of new loan originations by the top ten contractor and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of tens of thousands of geographically distributed loans with an average loan size of approximately $24,500 as of June 30, 2026. The loans are fixed rate with an average term at origination, for loans originated in the current year of approximately 17 years. The weighted average maturity of our loans outstanding as of June 30, 2026 was approximately 13 years.

As of June 30, 2026, the home improvement portfolio totaled $885.6 million, with an allowance for credit losses of $21.5 million. The average interest rate charged on our loans decreased 18 basis points to 9.69% at June 30, 2026 from a year ago due to increased loan originations for swimming pool loans during the six months ended June 30, 2026.

During the three and six months ended June 30, 2026, we originated $128.6 million and $193.0 million of home improvement loans, compared to $54.3 million and $103.0 million for the three and six months ended June 30, 2025. The higher origination volumes reflect strong consumer demand and increased price competitiveness to attract swimming pool loan volume as we seek to originate loans that we believe will perform better during all phases of the economic cycle. The following table presents quarterly originations for 2026, 2025, and 2024.

(Dollars in thousands)	2026	2025	2024
First Quarter	$64,402	$48,796	$51,576
Second Quarter	128,640	54,253	67,990
Third Quarter	—	59,711	96,545
Fourth Quarter	—	61,718	82,531
Year Ended	$193,042	$224,478	$298,642

As of June 30, 2026, less than 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the six months ended June 30, 2026 and years ended December 31, 2025 and 2024.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
June 30, 2026	$193,042	$—	—%
December 31, 2025	224,478	65	*
December 31, 2024	298,642	586	*

(*) Less than 1%.

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$20,929	$20,133	$40,305	$39,904
Total interest expense	7,273	7,325	14,643	14,289
Net interest income	13,656	12,808	25,662	25,615
Provision for credit losses	4,066	3,934	7,684	6,779
Net interest income after credit loss provision	9,590	8,874	17,978	18,836
Other income, net	3	3	10	5
Other expenses:
Salaries	2,112	1,976	4,464	4,353
Loan servicing fees and collection costs	1,269	1,193	2,410	1,970
Other costs	1,598	1,541	2,976	3,371
Net income before taxes	4,614	4,167	8,138	9,147
Income tax provision	(1,506)	(1,232)	(2,819)	(2,884)
Net income after taxes	$3,108	$2,935	$5,319	$6,263
Balance Sheet Data
Total loans, gross			$885,599	$803,535
Allowance for credit losses			21,472	20,422
Total loans, net			864,127	783,113
Total assets			871,154	787,432
Total segment borrowings			721,820	630,034
Selected Financial Ratios
Return on average assets	1.49%	1.49%	1.30%	1.58%
Return on average equity	9.04	8.68	7.80	9.31
Interest yield	9.93	9.99	9.78	9.88
Net interest margin, gross	6.48	6.35	6.23	6.34
Net interest margin, net of allowance	6.64	6.52	6.38	6.50
Reserve coverage (1)	2.42	2.54	2.42	2.54
Delinquency status (2)	0.17	0.16	0.17	0.16
Charge-off ratio (3)	1.37	1.87	1.40	1.71
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Wisconsin, and New York having 19%, 14%, and 11% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the three and six months ended June 30, 2026, net gains of $0.2 million and $0.5 million was recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, wholesale trade, and construction, and making up 61%, 14%, and 9% of the loans outstanding as of June 30, 2026. We originated $7.1 million in commercial loans during the three and six months ended June 30, 2026, compared to $9.4 million and $19.1 million originated during the three and six months ended June 30, 2025.

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2026 and 2025. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$3,505	$3,755	$6,954	$7,098
Total interest expense	1,371	1,157	2,763	2,210
Net interest income	2,134	2,598	4,191	4,888
Provision for credit losses	700	2,912	1,159	6,026
Net interest income (loss) after credit loss provision	1,434	(314)	3,032	(1,138)
Other income, net	237	6,358	685	16,000
Other expenses:
Salaries	1,066	1,074	1,805	2,216
Other costs	748	335	1,291	666
Net income (loss) before taxes	(143)	4,635	621	11,980
Income tax benefit (provision)	115	(1,337)	(195)	(3,773)
Net (loss) income after taxes	$(28)	$3,298	$426	$8,207
Balance Sheet Data
Total loans, gross			$126,177	$121,415
Allowance for credit losses			10,216	11,096
Total loans, net			115,961	110,319
Total assets			117,535	111,961
Total segment borrowings			97,387	89,581
Selected Financial Ratios
Return on average assets	(0.35)%	11.94%	0.61%	15.15%
Return on average equity	(2.20)	69.66	3.73	88.99
Interest yield	11.44	12.97	11.48	12.10
Net interest margin, gross	6.97	8.78	6.92	8.53
Net interest margin, net of allowance	7.56	9.49	7.49	9.10
Reserve coverage (1)	8.10	9.14	8.10	9.14
Delinquency status (2)	10.31	16.78	10.31	16.78
Charge-off (recovery) ratio (3)	0.24	(0.03)	0.11	0.21
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of annual average gross loans.

	As of June 30,
	2026		2025
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$24,272	19%	$35,777	29%
Wisconsin	17,791	14	10,702	9
New York	13,785	11	9,476	8
Other (1)	70,329	56	65,460	54
Total	$126,177	100%	$121,415	100%
(1)
Includes 12 other states, which were all under 10% as of June 30, 2026, and 13 other states, which were all under 10% as of June 30, 2025.

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three and six months ended June 30, 2026, we continued to utilize a taxi medallion value of $79,500 in the New York City and Newark markets despite fluctuating transfer prices that have exceeded that value, with all other markets being valued at $0 at the end of the quarter. We continued to not recognize interest income with all loans being on nonaccrual (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due.

During the three and six months ended June 30, 2026, we collected $1.8 million and $3.5 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $1.4 million and $2.5 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at levels experienced in prior years.

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$167	$72	$226	$152
Total interest expense	29	38	59	50
Net interest income	138	34	167	102
Benefit for credit losses	(68)	(620)	(114)	(1,435)
Net interest income after credit loss benefit	206	654	281	1,537
Other income, net	1,332	748	2,449	1,592
Other expenses:
Salaries	718	583	1,419	1,233
Loan servicing fees and collection costs	30	102	58	251
Other costs	125	155	159	339
Net income before taxes	665	562	1,094	1,306
Income tax provision	(220)	(168)	(380)	(415)
Net income after taxes	$445	$394	$714	$891
Balance Sheet Data
Total loans, gross			$1,293	$1,564
Allowance for credit losses			129	338
Total loans, net			1,164	1,226
Total assets			3,535	6,009
Total segment borrowings			2,929	4,808

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

Commencing with the 2020 second quarter, the Bank began issuing loans related to its strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnership loans held for sale were $21.4 million as of June 30, 2026 and $12.3 million as of June 30, 2025, with originations of $247.1 million and $417.1 million during the three and six months ended June 30, 2026 compared to $168.6 million and $304.9 million during the three and six months ended June 30, 2025, with the increased origination volume driven by the overall growth in our four existing relationships and one new strategic partner added during the second quarter.

The following table presents selected financial data and ratios as of and for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$2,675	$2,381	$4,825	$4,146
Total interest expense	2,592	2,698	4,517	6,641
Net interest expense (benefit)	83	(317)	308	(2,495)
Provision for credit losses	74	—	74	—
Other income, net	1,487	734	2,297	1,445
Other expenses:
Salaries	3,278	3,507	6,381	5,689
Loan servicing fees and collection costs	47	(419)	62	29
Other costs	1,674	1,462	2,936	2,186
Net loss before taxes	(3,503)	(4,133)	(6,848)	(8,954)
Income tax benefit	1,081	1,224	2,353	2,823
Net loss after taxes	$(2,422)	$(2,909)	$(4,495)	$(6,131)
Balance Sheet Data
Total loans			$21,376	$12,285
Total assets			507,693	480,871
Total segment borrowings			420,664	384,750

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on average assets	1.28%	1.93%	1.14%	1.93%
Return on average equity	7.71%	11.13%	6.76%	11.63%
Return on average stockholders' equity	7.31%	11.49%	6.11%	12.21%
Net interest margin, gross	7.94%	8.09%	7.94%	8.01%
Equity to assets (1)	15.83%	18.49%	15.83%	18.49%
Debt to equity (1) (2)	5.2x	4.3x	5.2x	4.3x
Net loans receivable to assets (3)	84%	83%	84%	83%
Net charge-offs	$16,268	$15,032	$36,837	$34,048
Net charge-offs as a % of average loans receivable (4)	2.43%	2.44%	2.82%	2.77%
Reserve coverage ratio (5)	4.42%	4.43%	4.42%	4.43%
(1)
Includes $99.4 million and $142.7 million related to non-controlling interests in consolidated subsidiaries as of June 30, 2026 and 2025.
(2)
Excludes deferred financing costs of $10.2 million and $8.5 million as of June 30, 2026 and 2025.
(3)
Includes both loans held for investment and loans held for sale.
(4)
Net charge-offs as a percent of annual average gross loans.
(5)
Allowance for credit losses as a percent of loans held for investment. Loans held for sale are carried at the lesser of amortized cost or fair value, do not have an allowance for credit losses, and are excluded from this calculation.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

Net income attributable to stockholders was $7.4 million and $12.4 million, or $0.31 and $0.51 per diluted share, for the three and six months ended June 30, 2026, compared to $11.1 million and $23.1 million, or $0.46 and $0.96 per diluted share, for the three and six months ended June 30, 2025.

Total interest income was $84.4 million and $163.4 million for the three and six months ended June 30, 2026, compared to $77.4 million and $152.9 million for the three and six months ended June 30, 2025. The increase in interest income reflects the continued growth in our lending segments, particularly recreation and home improvement lending, as well as our efforts to increase the weighted average interest rates charged on loans over the past several years, with the average yield on our loans increasing to 12.28% and 12.21% for the three and six months ended June 30, 2026, compared to 12.27% and 12.16% for the three and six months ended June 30, 2025.

Loans, inclusive of loans held for sale, were $2.795 billion as of June 30, 2026, comprised of recreation ($1.760 billion), home improvement ($885.6 million), commercial ($126.2 million), strategic partnership ($21.4 million), and taxi medallion ($1.3 million) loans. We had an allowance for credit losses as of June 30, 2026 of $122.7 million, which was attributable to recreation (74%), home improvement (17%), commercial (8%), and taxi medallion (less than 1%) loans.

Loans increased $176.7 million, or 7% during the quarter and increased $227.9 million, or 9%, since December 31, 2025. Originations for the three and six months ended June 30, 2026 were $611.6 million and $988.5 million compared to $375.1 million and $656.7 million for the three and six months ended June 30, 2025. Originations for the three and six months ended June 30, 2026 included $247.1 million and $417.1 million of strategic partnership program loans, compared to $168.6 million and $304.9 million of strategic partnership program loans for the three and six months ended June 30, 2025. Originations increased in both of our consumer lending segments in the current quarter from the prior year quarter, with recreation loan originations increasing 60% and home improvement loan originations increasing 137% as we focus on expanding both programs and deploying the capital raised over the past year.

The provision for credit losses was $22.3 million and $44.7 million for the three and six months ended June 30, 2026, compared to $21.6 million and $43.6 million for the three and six months ended June 30, 2025. The provision for the three and six months ended June 30, 2026 included net charge-offs of $16.3 million and $36.8 million, compared to $15.0 million and $34.0 million in the prior year periods, with recreation loans accounting for $13.3 million and $31.0 million compared to $11.9 million and $28.3 million in the prior year and home improvement loans accounting for $2.9 million and $5.8 million compared to $3.8 million and $6.9 million in the prior year. Credit provisions were $0.8 million and $1.2 million for commercial loans for the three and six months ended June 30, 2026 compared to $2.9 million and $6.0 million for the three and six months ended June 30, 2025. The provision for credit losses for the three and six months ended June 30, 2026 also reflected the impact of growth of our consumer loan portfolio, particularly the recreation loan portfolio which grew 5% during the quarter and 9% during the six month period compared to the prior year periods, and which required an allowance for credit losses of approximately $5.3 million and $6.8 million for the three and six months ended June 30, 2026. Net charge-offs in the recreation loan portfolio, excluding loans held for sale, continued to be elevated from historic norms, however net charge-offs improved to 3.14% and 3.75% for the three and six months ended June 30, 2026 from 3.25% and 3.94% for the three and six months ended June 30, 2025. For home improvement loans, net charge offs were 1.37% and 1.40% for the three and six months ended June 30, 2026 compared to 1.87% and 1.71% for the three and six months ended June 30, 2025. As of June 30, 2026, current loans (those less than 30 days past due) were 95.39% and 98.96% of the recreation and home improvement loan portfolios, compared to 95.61% and 99.14% at June 30, 2025. Charge-off activity and loan delinquency are two of the more prominent indicators of future loss experience and thus have a significant impact on our determination of allowance for credit loss. As of June 30, 2026, the allowance for credit loss was 5.16% and 2.42% of recreation and home improvement loans, compared to 5.05% and 2.54% a year ago. See Note 4 of the accompanying consolidated financial statements for additional information on loans and allowance for credit losses.

Interest expense was $27.1 million and $52.1 million for the three and six months ended June 30, 2026, compared to $24.1 million and $48.1 million for the three and six months ended June 30, 2025, reflecting both higher average borrowings and higher average borrowing costs during the three and six months ended June 30, 2026, with borrowing costs expected to remain elevated in the current interest rate environment. The average cost of borrowed funds was 4.32% and 4.29% for the three and six months ended June 30, 2026, compared to 4.20% and 4.19% for the three and six months ended June 30, 2025. The increases of 12 and 10 basis points over the prior year quarter are largely attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing deposits with lower rates, with our average deposit costs increasing 12 basis points both during the three and six months to 3.96% and 3.95%. Assuming general market rate stability, we expect our cost of funds to further increase as we replace upcoming deposit maturities with new issues. During the three and six months ended June 30, 2026, we issued certificates of deposit for 36 months at rates as high as 4.20% and for 60 months at rates as high as 4.25%. Average debt outstanding was $2.519 billion and $2.451 billion for the three and six months ended June 30, 2026 up from $2.297 billion and $2.316 billion for the three and six months ended June 30, 2025, as we increased our borrowings, particularly certificates of deposit to fund our loan growth. In addition, in April 2026, we issued $75.0 million aggregate principal amount of our 8.25% senior notes due 2031, which will increase our interest costs in the future.

Net interest income was $57.2 million and $111.3 million for the three and six months ended June 30, 2026, an increase of 7% and 6% from $53.4 million and $104.8 million in the prior year period. The net interest margin before the impact of the allowance for credit losses was 7.94% for both the three and six months ended June 30, 2026, compared to 8.09% and 8.01% for the three and six months ended June 30, 2025, reflecting the above, particularly our higher average cost of borrowing over the prior year periods, despite slight increases in our loan yields over the prior year periods. With the rates we charge on outstanding loans being fixed, and our average cost of funds increasing, our net interest margin has tightened compared to prior years, as we only increase our yield through higher rates charged on new originations, and have only been able to pass along a portion of rate increases on new originations. During the first half of 2026, we lowered the average rate charged on recreation loans to bring rates on new originations more in line with the market, with the intent that the lower coupon will yield a stronger overall borrower and a lower charge-off rate in the recreation portfolio over time. This change will have a negative impact on our net interest margin to some extent; however, we believe this will improve our loss adjusted margin. Additionally, to the extent that our loan portfolio mix changes significantly in the future, as home improvement loans become a larger portion of our total loan portfolio, we may experience changes in our net interest margins.

Net other income, which is typically comprised of gains on equity investments, gains related to and in connection with the disposition of taxi medallion assets, gains on the sale of consumer loans, fees associated with our strategic partnership program, prepayment fees, servicing fee income, and late charges, was $4.5 million and $6.9 million for the three and six months ended June 30, 2026, compared to $9.2 million and $20.8 million for the three and six months ended June 30, 2025. Net gains on equity investments were $0.2 million and $0.5 million for the three and six months ended June 30, 2026, compared to $6.1 million and $15.5 million for the three and six months ended June 30, 2025. Additionally, for the three and six months ended June 30, 2026, other income included $1.3 million and $2.4 million of gains on the disposition of taxi medallion assets, $1.3 million of gains on the sale of recreation loans with no gains in the first quarter, as well as $1.1 million and $2.0 million of strategic partnership fees. This compares to $0.7 million and $1.6 million of gains on the disposition of taxi medallion assets, $1.3 million of gains on the sale of recreation loans with no gains in the first quarter, and $0.8 million and $1.5 million of strategic partnership fees for the three and six months ended June 30, 2025.

Operating expenses were $25.0 million and $47.3 million for the three and six months ended June 30, 2026, compared to $21.5 million and $42.3 million for the three and six months ended June 30, 2025. Such amounts were inclusive of salaries and benefits of $11.2 million and $22.2 million during the current quarter and six-month period, compared to $10.1 million and $20.1 million for the prior year periods, with the increase reflecting higher costs associated with a greater head count at our operating subsidiary, Medallion Bank, and higher equity compensation costs in the current periods. Additionally, other expenses were higher, particularly loan servicing expense reflecting the overall larger portfolio. We expect our operating expenses to further increase as we continue to build capacity as part of our growth strategy.

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

The following table presents our interest rate sensitivity gap at June 30, 2026. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

June 30, 2026 Cumulative Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate (2)	$38,141	$31,303	$51,785	$52,847	$104,135	$76,440	$2,380,233	$2,734,884
Adjustable rate (2)	170	—	—	—	—	—	—	170
Investment securities and equity investments	4,007	2,716	4,128	7,529	837	22,243	37,207	78,667
Cash and cash equivalents	205,991	—	—	—	—	—	—	205,991
Total earning assets	$248,309	$34,019	$55,913	$60,376	$104,972	$98,683	$2,417,440	$3,019,712
Interest bearing liabilities
Deposits (3)	$813,106	$543,130	$439,846	$257,482	$238,824	$—	$—	$2,292,388
Privately placed notes	—	53,750	39,000	—	75,000	—	22,500	190,250
SBA debentures and borrowings	4,500	—	2,500	—	3,000	—	63,500	73,500
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	50,000	—	—	—	—	—	—	50,000
Strategic partner collateral deposits	7,000	—	—	—	—	—	—	7,000
Total liabilities	$874,606	$596,880	$481,346	$257,482	$316,824	$—	$119,000	$2,646,138
Interest rate gap	$(626,297)	$(562,861)	$(425,433)	$(197,106)	$(211,852)	$98,683	$2,298,440	$373,574
Cumulative interest rate gap	$(626,297)	$(1,189,158)	$(1,614,591)	$(1,811,697)	$(2,023,549)	$(1,924,866)	$373,574	$—
December 31, 2025 (4)	$(547,621)	$(590,262)	$(420,387)	$(100,477)	$(143,859)	$91,152	$2,092,209	$—
December 31, 2024 (4)	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (21%) as of June 30, 2026, and was (20%) as of December 31, 2025.
(2)
Fixed and adjustable rate assets exclude $59.7 million of capitalized loan origination costs.
(3)
Excludes deferred financing costs of $10.2 million.
(4)
Excludes federal funds sold and investment securities.

Our trust preferred securities bear a variable rate of interest of the 90-day Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points plus 2.13%.

Our interest rate sensitive assets were $3.0 billion and interest rate sensitive liabilities were $2.6 billion at June 30, 2026. The one-year cumulative interest rate gap was a negative $626.3 million, or 21% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

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

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of June 30, 2026, the Bank had $29.7 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of June 30, 2026, the Bank had $2.4 billion of consumer loans pledged as collateral to the Federal Reserve. The advance rate on the pledged securities is approximately 55% of book value, for a total of approximately $1.3 billion in secured borrowing capacity, of which $50.0 million was utilized as of June 30, 2026. The discount window facility is not committed, and any borrowings by the Bank from the discount window facility are at the discretion of the Federal Reserve. The weighted average interest rate on funds borrowed from the discount window was 3.75% as of June 30, 2026.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of June 30, 2026, there was no amount outstanding with respect to these arrangements.

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

The table below presents the components of our debt as of June 30, 2026, exclusive of deferred financing costs of $10.2 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (1)
Deposits	$2,292,388	87%	3.89%
Privately placed notes	190,250	7	8.31
SBA debentures and borrowings	73,500	3	4.11
Trust preferred securities	33,000	1	6.04
Federal reserve and other borrowings	50,000	2	3.75
Strategic partner collateral deposits	7,000	*	3.64
Total outstanding debt	$2,646,138	100%	4.25%
(1)
Weighted average contractual rate as of June 30, 2026.

(*) Less than 1%.

Our contractual obligations expire on or mature at various dates through September 2037. The following table presents our contractual obligations at June 30, 2026.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits	$813,106	$543,130	$439,846	$257,482	$238,824	$—	$2,292,388
Privately placed notes	—	53,750	39,000	—	75,000	22,500	190,250
SBA debentures and borrowings	4,500	—	2,500	—	3,000	63,500	73,500
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	50,000	—	—	—	—	—	50,000
Strategic partner collateral deposits	7,000	—	—	—	—	—	7,000
Total outstanding borrowings	874,606	596,880	481,346	257,482	316,824	119,000	2,646,138
Operating lease obligations (2)	732	745	766	787	808	1,799	5,637
Total contractual obligations	$875,338	$597,625	$482,112	$258,269	$317,632	$120,799	$2,651,775
(1)
Total debt is exclusive of deferred financing costs of $10.2 million as of June 30, 2026.
(2)
Does not include lease obligations commencing after June 30, 2026.

Approximately $1.5 billion of our borrowings have maturity dates during the next two years, a majority of which are brokered certificates of deposit that have no right of voluntary withdrawal.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of June 30, 2026 by $1.8 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $6.5 million at June 30, 2026. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at June 30, 2026. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Capital, Inc. (1)	Freshstart Venture Capital Corp.	Medallion Bank		June 30, 2026	December 31, 2025
Cash, cash equivalents and federal funds sold	$63,070	$11,241	$3,018	$128,662		$205,991	$201,564
Trust preferred securities	33,000					33,000	33,000
Average interest rate	6.04%					6.04%	6.12%
Maturity	9/37					9/37	9/37
Privately placed notes	190,250					190,250	146,500
Average interest rate	8.31%					8.31%	8.12%
Maturity	12/27 - 8/39					12/27 - 8/39	2/26 - 8/39
SBA debentures & borrowings
Amounts available		—				—	—
Amounts outstanding		73,500				73,500	85,000
Average interest rate		4.11%				4.11%	3.98%
Maturity		9/26 - 9/35				9/26 - 9/35	3/25- 9/35
Brokered certificates of deposit				2,299,388	(2)	2,299,388	2,089,416
Average interest rate				3.89%		3.89%	3.87%
Maturity				7/26 - 6/31		7/26 - 6/31	1/26 - 12/30
Federal reserve and other borrowings				50,000		50,000	50,000
Average interest rate				3.75%		3.75%	3.75%
Maturity				N/A		N/A	N/A
Total cash	$63,070	$11,241	$3,018	$128,662		$205,991	$201,564
Total debt outstanding	$223,250	$73,500	$—	$2,349,388		$2,646,138	$2,403,916
(1)
Cash residing in the applicable SBIC and is generally not available for corporate use.
(2)
Includes deposits of $7.0 million related to the strategic partnership business and $27.7 million related to listing services.

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

Dividends and Stock Repurchases

Beginning in March 2022, our board of directors reinstated our quarterly dividend at $0.08 per share. Our board of directors authorized and increased the quarterly dividend to $0.10 per share on October 24, 2023, authorized and increased the quarterly dividend to $0.11 per share on October 25, 2024, authorized and increased the quarterly dividend to $0.12 per share on April 25, 2025, and further authorized and increased the quarterly dividend to $0.14 per share on April 28, 2026. We currently expect to continue to pay quarterly dividends at the current rate for the foreseeable future. We may, however, re-evaluate the dividend policy in the future depending on market conditions. There can be no assurance that we will continue to pay any cash distributions, as we may retain our earnings to facilitate the growth of our business, to finance our investments, to provide liquidity, or for other corporate purposes.

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the three months ended June 30, 2026, we repurchased 779,799 shares of our common stock at an aggregate price of $7.7 million. Accordingly, as of June 30, 2026, up to $6.7 million of shares remained authorized for repurchase under our stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the three months ended June 30, 2026, we repurchased 779,799 shares of our common stock at an aggregate price of $7.7 million. Accordingly, as of June 30, 2026, up to $6,722,239 of shares remained authorized for repurchase under our stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount Paid	Maximum Approximate Dollar Value of Shares that May Yet to Be Purchased under the Plans or Programs
January 1 - January 31	—	$—	—	$—	$14,406,534
February 1 - February 28	—	—	—	—	14,406,534
March 1 - March 31	—	—	—	—	14,406,534
April 1 - April 30	—	—	—	—	14,406,534
May 1 - May 31	193,108	9.55	193,108	1,844,580	12,561,954
June 1 - June 30	586,691	9.95	586,691	5,839,715	6,722,239
Total	779,799	$9.85	779,799	$7,684,295	$6,722,239

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

MEDALLION FINANCIAL CORP.

Date:	August 5, 2026

By:	/s/ Andrew M. Murstein
Andrew M. Murstein
President, Chief Executive Officer, and Chief Operating Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.