Form 10-Q
period 2026-09-30
MEDALLION FINANCIAL CORP
filed 2026-11-05
CIK 1000209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01, as of November 4, 2026, was 22,431,169.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PREPARATION

We, Medallion Financial Corp., or the Company, are a specialty finance company organized as a Delaware corporation. Our strategic focus is operating and growing our consumer finance and commercial lending businesses. Our total assets were $3.36 billion and $2.96 billion as of September 30, 2026 and December 31, 2025.

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

Our consolidated balance sheets as of September 30, 2026, and the related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of stockholders’ equity and cash flows for the three and nine months then ended included in Item 1 have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our consolidated financial position and results of operations. The results of operations for the three and nine months ended September 30, 2026 may not be indicative of future performance. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

MEDALLION FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$153,287	$136,266
Federal funds sold	89,769	65,298
Investment securities, at fair value	63,853	60,183
Equity investments	8,185	8,099
Loans held for sale, at lower of amortized cost or fair value	15,233	15,144
Loans	2,920,361	2,551,705
Allowance for credit losses	(133,895)	(114,789)
Net loans receivable	2,786,466	2,436,916
Goodwill	150,803	150,803
Intangible assets, net	16,617	17,701
Accrued interest receivable	21,967	19,401
Property, equipment, and right-of-use lease assets, net	17,184	11,861
Loan collateral in process of foreclosure	6,570	7,333
Income tax receivable	1,886	—
Other assets	28,824	26,459
Total assets	$3,360,644	$2,955,464
Liabilities
Deposits (1)	$2,386,276	$2,084,265
Long-term debt (2)	287,837	215,987
Short-term debt	77,000	95,250
Deferred tax liabilities, net (3)	16,701	19,596
Operating lease liabilities	11,409	5,041
Accrued interest payable	6,967	6,319
Income tax payable	—	759
Accounts payable and accrued expenses (4)	23,354	20,201
Total liabilities	2,809,544	2,447,418
Commitments and contingencies (5)
Stockholders’ equity
Preferred stock (1,000,000 shares of $0.01 par value stock authorized-none outstanding)	—	—
Common stock (50,000,000 shares of $0.01 par value stock authorized - 30,095,273 shares at September 30, 2026 and 29,592,592 shares at December 31, 2025 issued)	301	296
Additional paid in capital	300,391	299,458
Treasury stock (7,544,579 shares at September 30, 2026 and 6,280,909 at December 31, 2025)	(64,370)	(51,130)
Accumulated other comprehensive loss	(4,407)	(2,381)
Retained earnings	167,843	162,374
Total stockholders’ equity	399,758	408,617
Non-controlling interest in consolidated subsidiaries	151,342	99,429
Total equity	551,100	508,046
Total liabilities and equity	$3,360,644	$2,955,464
Number of shares outstanding	22,550,694	23,311,683
Book value per share	$17.73	$17.53
(1)
Includes $5.5 million and $5.2 million of deferred financing costs as of September 30, 2026 and December 31, 2025. Refer to Note 5 for more details.
(2)
Includes $4.4 million and $3.3 million of deferred financing costs as of September 30, 2026 and December 31, 2025. Refer to Note 5 for more details.
(3)
Includes $42.1 million and $42.4 million of deferred tax liabilities related to goodwill and intangible assets as of September 30, 2026 and December 31, 2025. Refer to Note 7 for more details.
(4)
Includes the short-term portion of lease liabilities of $1.2 million and $2.2 million as of September 30, 2026 and December 31, 2025. Refer to Note 6 for more details.
(5)
Refer to Note 10 for more details.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Interest and fees on loans	$86,300	$78,934	$245,921	$228,198
Non-loan interest and dividend income	2,590	1,837	6,414	5,439
Total interest income	88,890	80,771	252,335	233,637
Interest on deposits	24,998	20,502	67,856	59,725
Interest on long-term debt	5,484	3,870	14,265	11,294
Interest on short-term borrowings	29	713	529	2,151
Total interest expense	30,511	25,085	82,650	73,170
Net interest income	58,379	55,686	169,685	160,467
Provision for credit losses	30,769	18,556	75,518	62,132
Net interest income after provision for credit losses	27,610	37,130	94,167	98,335
Other income
Gain on taxi medallion assets, net	1,090	1,767	3,506	3,359
Strategic partnership fees	762	990	2,722	2,461
Gain on sale of recreation and home improvement loans	1,682	—	2,963	1,304
Gain (loss) on equity investments, net	(217)	257	329	15,783
Other income	107	34	788	951
Total other income, net	3,424	3,048	10,308	23,858
Other expenses
Salaries and employee benefits	10,799	10,145	33,046	30,286
Loan servicing fees	3,989	2,852	11,892	8,568
Collection costs	1,871	1,970	5,739	5,742
Professional fee costs, net	1,592	1,073	4,932	4,010
Regulatory fees	1,120	680	3,101	2,610
Rent expense	710	680	2,105	2,036
Depreciation	661	625	1,949	1,871
Director compensation	467	445	1,340	1,281
Amortization of intangible assets	361	361	1,084	1,084
Other expenses	2,396	1,871	6,105	5,518
Total other expenses	23,966	20,702	71,293	63,006
Income before income taxes	7,068	19,476	33,182	59,187
Income tax provision	2,336	5,862	11,381	18,380
Net income	4,732	13,614	21,801	40,807
Less: income attributable to the non-controlling interest	2,335	2,336	7,006	6,446
Less: redemption of non-controlling interest	—	3,515	—	3,515
Net income attributable to Medallion Financial Corp.	$2,397	$7,763	$14,795	$30,846
Basic earnings per share	$0.11	$0.34	$0.64	$1.36
Diluted earnings per share	$0.10	$0.32	$0.61	$1.28
Weighted average common shares outstanding
Basic	22,686,300	22,854,836	23,010,224	22,737,572
Diluted	23,647,271	24,437,133	24,067,423	24,131,840

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$4,732	$13,614	$21,801	$40,807
Unrealized holding (losses) gains on investment securities arising during the period	(2,149)	947	(2,809)	1,710
Tax effect on unrealized (losses) gains on investments	601	(265)	783	(479)
Total comprehensive income	3,184	14,296	19,775	42,038
Less: income attributable to the non-controlling interest	2,335	2,336	7,006	6,446
Less: redemption of non-controlling interest	—	3,515	—	3,515
Total comprehensive income attributable to Medallion Financial Corp.	$849	$8,445	$12,769	$32,077

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)	Common Stock Shares	Common Stock	Additional Paid In Capital	Treasury Stock Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2025	29,592,592	$296	$299,458	(6,280,909)	$(51,130)	$162,374	$(2,381)	$408,617	$99,429	$508,046
Net income	—	—	—	—	—	4,953	—	4,953	2,336	7,289
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(2,336)	(2,336)
Stock-based compensation expense	—	9	2,066	—	—	—	—	2,075	—	2,075
Exercise of stock options	2,224	—	13	—	—	—	—	13	—	13
Issuance of restricted stock, net	344,206	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of performance stock units	652,577	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(444,683)	(4)	(4,323)	—	—	—	—	(4,327)	—	(4,327)
Forfeiture of restricted stock, net	(1,569)	—	—	—	—	—	—	—	—	—
Dividends paid on common stock	—	—	—	—	—	(2,862)	—	(2,862)	—	(2,862)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(385)	(385)	—	(385)
Balance at March 31, 2026	30,145,347	$301	$297,214	(6,280,909)	$(51,130)	$164,465	$(2,766)	$408,084	$99,429	$507,513
Net income	—	—	—	—	—	7,445	—	7,445	2,335	9,780
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(2,335)	(2,335)
Stock-based compensation expense	—	—	1,903	—	—	—	—	1,903	—	1,903
Exercise of stock options	13,154	—	88	—	—	—	—	88	—	88
Forfeiture of restricted stock, net	(33,140)	—	—	—	—	—	—	—	—	—
Issuance in connection with vesting of restricted stock units	17,762	—	—	—	—	—	—	—	—	—
Withheld restricted stock for employees' tax obligations	(40,770)	—	(406)	—	—	—	—	(406)	—	(406)
Purchase of common stock	—	—	—	(779,799)	(7,684)	—	—	(7,684)	—	(7,684)
Dividends paid on common stock	—	—	—	—	—	(3,319)	—	(3,319)	—	(3,319)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(93)	(93)	—	(93)
Balance at June 30, 2026	30,102,353	$301	$298,799	(7,060,708)	$(58,814)	$168,591	$(2,859)	$406,018	$99,429	$505,447
Net income	—	—	—	—	—	2,397	—	2,397	2,335	4,732
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(2,335)	(2,335)
Non-controlling interest equity raised by Medallion Bank	—	—	—	—	—	—	—	—	51,913	51,913
Stock-based compensation expense	—	—	1,539	—	—	—	—	1,539	—	1,539
Exercise of stock options	9,678	—	53	—	—	—	—	53	—	53
Forfeiture of restricted stock, net	(16,758)	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(483,871)	(5,556)	—	—	(5,556)	—	(5,556)
Dividends paid on common stock	—	—	—	—	—	(3,145)	—	(3,145)	—	(3,145)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,548)	(1,548)	—	(1,548)
Balance at September 30, 2026	30,095,273	$301	$300,391	(7,544,579)	$(64,370)	$167,843	$(4,407)	$399,758	$151,342	$551,100

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

MEDALLION FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income resulting from operations	$21,801	$40,807
Adjustments to reconcile net income resulting from operations to net cash provided by operating activities:
Provision for credit losses	75,518	62,132
Proceeds from sales of strategic partnership loans held for sale	676,407	505,338
Gain on sale of recreation and home improvement loans	(2,963)	(1,304)
Origination of loans held for sale	(676,496)	(513,229)
Paid-in-kind interest income	(844)	(802)
Depreciation and amortization	6,617	6,265
Amortization of loan origination costs and fees, net	10,348	7,640
(Decrease) increase in deferred and other tax liabilities, net	(5,540)	3,030
Net gains on equity investments	(329)	(15,783)
Stock-based compensation expense	5,517	5,056
Increase in accrued interest receivable	(2,566)	(1,659)
(Increase) decrease in other assets	(14,367)	1,146
Increase (decrease) in accounts payable and accrued expenses	9,646	(4,485)
Increase (decrease) in accrued interest payable	648	(2,941)
Net cash provided by operating activities	103,397	91,211
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(939,978)	(583,301)
Proceeds from principal receipts, sales, and maturities of loans	499,274	460,798
Purchases of investments	(13,432)	(14,758)
Proceeds from principal receipts, sales, and maturities of investments	7,615	25,363
Proceeds from the sale and principal payments on loan collateral in process of foreclosure	9,857	10,051
Net cash used in investing activities	(436,664)	(101,847)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from time deposits and funds borrowed	1,198,276	1,368,824
Repayments of time deposits and funds borrowed	(841,154)	(1,387,476)
Non-controlling interest equity raised by Medallion Bank	51,913	73,126
Non-controlling interest redemption at Medallion Bank	—	(46,000)
Cash dividends paid on common stock	(9,451)	(8,265)
Distributions to non-controlling interests	(7,006)	(6,446)
Payment of withholding taxes on net settlement of vested stock	(4,733)	(1,202)
Treasury stock repurchased	(13,240)	(986)
Proceeds from the exercise of stock options	154	467
Net cash provided by (used in) financing activities	374,759	(7,958)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,492	(18,594)
Cash and cash equivalents, beginning of period (1)	201,564	169,572
Cash and cash equivalents, end of period (1)	$243,056	$150,978
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$78,449	$72,826
Cash paid during the period for income taxes	16,048	15,616
NON-CASH INVESTING
Loans transferred to loan collateral in process of foreclosure, net	$9,095	$8,353
(1)
Includes federal funds sold.

The accompanying notes should be read in conjunction with these consolidated financial statements.

MEDALLION FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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

The Company established a wholly-owned subsidiary, Medallion Financing Trust I, or Fin Trust, for the purpose of issuing unsecured trust preferred securities to investors. Fin Trust is a separate legal and corporate entity with its own creditors who, in any liquidation of Fin Trust, will be entitled to be satisfied out of Fin Trust’s assets prior to any value in Fin Trust becoming available to Fin Trust’s equity holders. The assets of Fin Trust, aggregating $34.9 million at September 30, 2026, are comprised solely of a subordinated note from the Company and are not available to pay obligations of its affiliates or any other party, and the assets of affiliates or any other party are not available to pay obligations of Fin Trust.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments with an original purchased maturity of three months or less, federal funds sold, interest-bearing deposits in other banks, and money market mutual funds to be cash equivalents. A non-interest-bearing compensating balance of $0.9 million and $0.7 million as of September 30, 2026 and December 31, 2025 was maintained at a correspondent bank and considered to be cash equivalents. Cash balances are generally held in accounts at large national or regional banking organizations in amounts that exceed the federally insured limits. Cash also included $0.3 million and $0.8 million of interest-bearing funds deposited in other banks with original terms of 5 to 6 years that cannot be withdrawn but are salable on an active secondary market, without penalty, as of September 30, 2026 and December 31, 2025. As of September 30, 2026, the Company held $0.6 million in a money market account in connection with a letter of credit. Certain of the Company's borrowings require that the Company and its subsidiaries maintain cash at specific levels pursuant to covenants in applicable debt agreements. The Company was compliant with these covenants as of September 30, 2026.

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

Equity Investments

The Company follows FASB ASC Topic 321, Investments – Equity Securities, or ASC 321, which requires all applicable investments in equity securities with a readily determinable fair value to be valued as such, and those without a readily determinable fair value, are measured at cost, less any impairment plus or minus any observable price changes. Equity investments were $8.2 million and $8.1 million as of September 30, 2026 and December 31, 2025, which were comprised mainly of nonmarketable stock and stock warrants, are recorded at cost less any impairment plus or minus observable price changes. Substantially all of these equity investments are held by Medallion Capital, our SBIC subsidiary, in connection with its mezzanine lending business. As of September 30, 2026, cumulative impairment of $5.9 million had been recorded with respect to these investments. During the three months ended September 30, 2026, the Company recognized net losses of $0.2 million, inclusive of $0.4 million of realized net gains, and net gains of $0.3 million during the nine months ended September 30, 2026 on equity investments, inclusive of $0.5 million of net realized gains.

During 2021, the Company purchased $2.0 million of equity securities with a readily determinable fair value. As a result, all unrealized gains and losses are included in gain (loss) on equity investments. The fair value of these securities were $1.7 million and $1.8 million as of September 30, 2026 and December 31, 2025 and are included in other assets on the consolidated balance sheets. With respect to these equity securities, the Company recognized $0.1 million of losses for the three and nine months ended September 30, 2026 and less than $0.1 million of losses during the three months ended September 30, 2025 and less than $0.1 million of gains during the nine months ended September 30, 2025.

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

Changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management confirms the uncollectibility of an available-for-sale debt security or when either of the criteria regarding intent or requirement to sell is met. There were no investment securities allowance for credit losses as of September 30, 2026 and December 31, 2025.

Loans

The Company’s loans, classified as held for investment, are currently reported at amortized cost, which is the principal amount outstanding, inclusive of loan origination costs, which primarily includes deferred costs paid to loan originators, and which are amortized to interest income over the life of the loan.

Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment to the yield of the related loans. As of September 30, 2026 and December 31, 2025, net loan origination costs included in loans were $65.7 million and $52.0 million. Net amortization reducing interest income was $3.7 million and $10.3 million for the three and nine months ended September 30, 2026 and was $2.7 million and $7.6 million for the three and nine months ended September 30, 2025.

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

All recreation and home improvement loans are made with the intent to hold for investment. From time to time, the Company may consider selling a group of its recreation and home improvement loans. Recreation and home improvement loans are transferred to the held for sale portfolio when the Company has entered into a commitment to sell a specific portion of its held for investment portfolio or when the Bank has a formal marketing strategy to sell a group of loans. During the three and nine months ended September 30, 2026, the Company did not recognize any fair value adjustments related to loans held for sale.

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

As of September 30, 2026 and December 31, 2025, the Company had goodwill of $150.8 million, all of which related to the recreation and home improvement lending segments. As of September 30, 2026 and December 31, 2025, the Company had intangible assets of $16.6 million and $17.7 million. The Company recognized $0.4 million and $1.1 million of amortization expense on the intangible assets for the three and nine months ended September 30, 2026 and 2025.

Management engaged an independent third-party expert to perform a quantitative assessment of goodwill for impairment at October 1, 2025. The third-party expert, as of the most recent goodwill impairment testing date, determined that a fair value premium existed in excess of the carrying value of the recreation and home improvement lending segments. During the three and nine months ended September 30, 2026, the Company did not identify any triggering events that would require re-evaluation of goodwill impairment in either segment.

The table below presents the intangible assets as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Brand-related intellectual property	$12,650	$13,475
Home improvement contractor relationships	3,967	4,226
Total intangible assets	$16,617	$17,701

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over their estimated useful lives of 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated economic useful life of the improvement. Depreciation and amortization expense was $0.7 million and $1.9 million for the three and nine months ended September 30, 2026 and $0.6 million and $1.9 million for the three and nine months ended September 30, 2025.

Deferred Costs

Deferred financing costs represent costs associated with obtaining the Company’s borrowing facilities, and are amortized on a straight line basis over the lives of the related financing agreements and life of the respective pool. Amortization expense, included as interest expense in the Consolidated Statements of Operations, was $1.4 million and $3.6 million for the three and nine months ended September 30, 2026 and was $1.1 million and $3.3 million for the three and nine months ended September 30, 2025. In addition, the Company capitalizes certain costs for transactions in the process of completion (other than business combinations), including those for potential investments, and the sourcing of other financing alternatives. Upon completion or termination of the transaction, any accumulated amounts will be amortized against income over an appropriate period, or written off. The amount of deferred financing costs on the Company’s balance sheet related to deposits and borrowing facilities was $9.9 million and $8.4 million as of September 30, 2026 and December 31, 2025, and there were no capitalized transaction costs as of September 30, 2026 and December 31, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Net income attributable to Medallion Financial Corp.	$2,397	$7,763	$14,795	$30,846
Weighted average common shares outstanding applicable to basic EPS	22,686,300	22,854,836	23,010,224	22,737,572
Effect of performance stock unit grants	325,130	846,953	409,435	677,325
Effect of restricted stock grants	316,923	435,236	369,388	457,726
Effect of dilutive stock options	318,918	300,108	278,376	259,217
Adjusted weighted average common shares outstanding applicable to diluted EPS	23,647,271	24,437,133	24,067,423	24,131,840
Basic earnings per share	$0.11	$0.34	$0.64	$1.36
Diluted earnings per share	0.10	0.32	0.61	1.28

Potentially dilutive common shares excluded from the above calculations were 0 shares as of September 30, 2026 and 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as defined in the regulations (presented in the table below). Additionally, as conditions of granting the Bank’s application for federal deposit insurance, the FDIC ordered that the Tier 1 leverage capital to total assets ratio, as defined, be not less than 15%, a level which could affect the Bank's ability to pay dividends to the Company, and that an adequate allowance for credit losses be maintained. As of September 30, 2026 and December 31, 2025, the Bank’s Tier 1 leverage ratio was considered well-capitalized. The Bank had excess Tier 1 leverage capital of $69.6 million over the 15% minimum required, which was $438.5 million based on our total assets as of September 30, 2026. The Bank’s capital amounts and ratios and the regulatory minimum ratios are presented in the following table.

	Regulatory
(Dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2026	December 31, 2025
Common equity tier 1 capital			$356,787	$356,038
Tier 1 capital			508,128	455,467
Total capital			544,737	487,292
Average assets			2,923,658	2,558,754
Risk-weighted assets			2,842,577	2,472,328
Leverage ratio (1)	4.0%	5.0%	17.4%	17.8%
Common equity tier 1 capital ratio (2)	7.0	6.5	12.6	14.4
Tier 1 capital ratio (3)	8.5	8.0	17.9	18.4
Total capital ratio (3)	10.5	10.0	19.2	19.7
(1)
Calculated by dividing Tier 1 capital by average assets.
(2)
Calculated by subtracting preferred stock or non-controlling interest from Tier 1 capital and dividing by risk-weighted assets.
(3)
Calculated by dividing Tier 1 or total capital by risk-weighted assets.

In the above table, the minimum risk-based ratios as of September 30, 2026 and December 31, 2025 reflect the capital conservation buffer of 2.5%. The minimum regulatory requirements, inclusive of the capital conservation buffer, were the binding requirements for the risk-based requirements, and the “well-capitalized” requirements were the binding requirements for Tier 1 leverage capital as of both September 30, 2026 and December 31, 2025.

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

(3) INVESTMENT SECURITIES

The following tables present details of fixed maturity securities available for sale as of September 30, 2026 and December 31, 2025.

September 30, 2026 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$47,451	$12	$(5,130)	$42,333
State and municipalities	23,543	—	(2,143)	21,400
Agency bonds	133	—	(13)	120
Total	$71,127	$12	$(7,286)	$63,853

December 31, 2025 (Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities, principally obligations of U.S. federal agencies	$45,392	$160	$(3,381)	$42,171
State and municipalities	19,117	14	(1,251)	17,880
Agency bonds	139	—	(7)	132
Total	$64,648	$174	$(4,639)	$60,183

The amortized cost and estimated fair market value of investment securities at September 30, 2026 by contractual maturity are presented below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage‑backed securities are included in the table based on their contractual maturities and are reflected in each category below.

September 30, 2026 (Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$338	$345
Due after one year through five years	10,423	9,658
Due after five years through ten years	9,189	8,604
Due after ten years	51,177	45,246
Total	$71,127	$63,853

The following tables present information pertaining to securities with gross unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less than Twelve Months		Twelve Months and Over
September 30, 2026 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(839)	$16,226	$(4,291)	$25,334
State and municipalities	(332)	8,411	(1,811)	12,989
Agency bonds	—	—	(13)	120
Total	$(1,171)	$24,637	$(6,115)	$38,443

	Less than Twelve Months		Twelve Months and Over
December 31, 2025 (Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(13)	$3,420	$(3,368)	$26,541
State and municipalities	(3)	22	(1,248)	14,840
Agency bonds	—	—	(7)	132
Total	$(16)	$3,442	$(4,623)	$41,513

As of September 30, 2026 and December 31, 2025, the Company had 59 and 52 securities with unrealized losses that had not been recognized in income. The investments are mortgage-backed securities and similar instruments with conservative risk characteristics, all of which are directly or indirectly guaranteed by the U.S. Government. The municipal bond portfolio consists of bonds purchased from the Utah Housing Corporation, which primarily acquires FHA‑insured loans within the state of Utah. The Company regularly reviews investment securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on the Company's assessment, no material impairments for credit losses were recognized during the period. The Company does not intend to sell its investment securities that are in an unrealized loss position and believes that it is unlikely that it will be required to sell these securities before recovery of the amortized cost. As of September 30, 2026 and December 31, 2025, the Company did not hold investments in any single issuer with an aggregate book value that exceeded 10% of the Company's equity, other than U.S. Government agency residential mortgage-backed securities issued by the Federal National Mortgage Association.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the major classification of loans, inclusive of capitalized loan origination costs, as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	As a Percent of Total Loans (1)	Amount	As a Percent of Total Loans (1)
Loans held for investment:
Recreation	$1,852,958	63%	$1,617,221	63%
Home improvement	947,503	32	810,237	32
Commercial	118,691	4	123,068	5
Taxi medallion	1,209	*	1,179	*
Total loans	2,920,361	99	2,551,705	99
Loans held for sale, at lower of amortized cost or fair value:
Strategic partnership	15,233	*	15,144	*
Total loans held for sale, at lower of amortized cost or fair value	15,233	*	15,144	*
Total loans and loans held for sale	$2,935,594	100%	$2,566,849	100%

(1) Percentage may not foot due to rounding.

(*) Less than 1%.

The following tables present the activity of the gross loans and loans held for sale for the three and nine months ended September 30, 2026.

Three Months Ended September 30, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2026	$1,760,297	$885,599	$126,177	$1,293	$21,376	$2,794,742
Loan originations	198,204	146,269	—	—	259,414	603,887
Principal receipts, sales, and maturities	(85,162)	(81,950)	(7,754)	(37)	(265,557)	(440,460)
Charge-offs	(21,212)	(4,581)	—	(13)	—	(25,806)
Transfer to loan collateral in process of foreclosure, net	(3,025)	—	—	(34)	—	(3,059)
Amortization of origination fees and costs, net	(4,126)	428	14	—	—	(3,684)
Origination fees and costs, net	7,982	1,738	—	—	—	9,720
Paid-in-kind interest	—	—	254	—	—	254
Gross loans – September 30, 2026	$1,852,958	$947,503	$118,691	$1,209	$15,233	$2,935,594

Nine Months Ended September 30, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2025	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849
Loan originations	569,221	339,311	7,134	266	676,496	1,592,428
Principal receipts, sales, and maturities	(271,356)	(193,614)	(12,172)	(151)	(676,407)	(1,153,700)
Charge-offs	(62,208)	(13,097)	(74)	(51)	—	(75,430)
Transfer to loan collateral in process of foreclosure, net	(9,061)	—	—	(34)	—	(9,095)
Amortization of origination fees and costs, net	(12,061)	1,679	34	—	—	(10,348)
Origination fees and costs, net	21,202	2,987	(143)	—	—	24,046
Paid-in-kind interest	—	—	844	—	—	844
Gross loans – September 30, 2026	$1,852,958	$947,503	$118,691	$1,209	$15,233	$2,935,594

The following tables present the activity of the gross loans and loans held for sale for the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2025	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
Loan originations	141,667	59,711	17,500	125	208,352	427,355
Principal receipts, sales, and maturities	(68,918)	(55,762)	(3,009)	(180)	(205,360)	(333,229)
Charge-offs	(16,844)	(3,840)	(1,103)	—	—	(21,787)
Transfer to loan collateral in process of foreclosure, net	(2,508)	—	—	—	—	(2,508)
Amortization of origination fees and costs, net	(3,768)	1,040	3	—	—	(2,725)
Origination fees and costs, net	7,288	(681)	—	—	—	6,607
Paid-in-kind interest	—	—	317	—	—	317
Gross loans – September 30, 2025	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
(1)
Includes loans held for sale and loans held for investment.

Nine Months Ended September 30, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	371,289	162,760	36,575	197	513,229	1,084,050
Principal receipts, sales, and maturities	(253,630)	(173,753)	(12,320)	(582)	(505,338)	(945,623)
Charge-offs	(53,391)	(13,018)	(1,233)	(15)	—	(67,657)
Transfer to loan collateral in process of foreclosure, net	(8,353)	—	—	—	—	(8,353)
Amortization of origination fees and costs, net	(10,995)	3,329	26	—	—	(7,640)
Origination fees and costs, net	15,006	(2,526)	—	—	—	12,480
Paid-in-kind interest	—	—	802	—	—	802
Gross loans – September 30, 2025	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
(1)
Includes loans held for sale and loans held for investment.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2026.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2025	$85,956	$19,563	$9,052	$218	$114,789
Charge-offs	(22,491)	(4,351)	—	(38)	(26,880)
Recoveries	4,820	1,465	5	21	6,311
Provision (benefit) for credit losses	18,445	3,618	459	(46)	22,476
Balance at March 31, 2026	86,730	20,295	9,516	155	116,696
Charge-offs	(18,505)	(4,165)	(74)	—	(22,744)
Recoveries	5,158	1,276	—	42	6,476
Provision (benefit) for credit losses	17,501	4,066	774	(68)	22,273
Balance at June 30, 2026	90,884	21,472	10,216	129	122,701
Charge-offs	(21,212)	(4,581)	—	(13)	(25,806)
Recoveries	4,954	1,283	5	(11)	6,231
Provision (benefit) for credit losses	23,515	6,320	972	(38)	30,769
Balance at September 30, 2026	$98,141	$24,494	$11,193	$67	$133,895
(1)
As of September 30, 2026, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion loan portfolio were $161.7 million, including $98.1 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	71,558	20,249	8,174	385	100,366
Charge-offs	(16,273)	(4,951)	—	—	(21,224)
Recoveries	4,419	1,190	10	573	6,192
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	21,562
Balance at June 30, 2025	75,040	20,422	11,096	338	106,896
Charge-offs	(16,844)	(3,840)	(1,103)	—	(21,787)
Recoveries	3,965	1,758	(10)	1,675	7,388
Provision (benefit) for credit losses	16,708	2,125	1,414	(1,691)	18,556
Balance at September 30, 2025	$78,869	$20,465	$11,397	$322	$111,053
(1)
As of September 30, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion loan portfolio were $172.6 million, including $107.5 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following tables present the gross charge-offs for the three and nine months ended September 30, 2026, by the year of origination.

Three Months Ended September 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$1,089	$4,960	$4,705	$3,651	$3,249	$3,558	$21,212
Home improvement	219	995	693	1,161	997	516	4,581
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	13	13
Total	$1,308	$5,955	$5,398	$4,812	$4,246	$4,087	$25,806

Nine Months Ended September 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$1,201	$12,215	$14,194	$11,803	$10,408	$12,387	$62,208
Home improvement	316	1,794	2,417	3,754	2,788	2,028	13,097
Commercial	—	—	—	—	—	74	74
Taxi medallion	—	—	—	—	—	51	51
Total	$1,517	$14,009	$16,611	$15,557	$13,196	$14,540	$75,430

The following tables present the gross charge-offs for the three and nine months ended September 30, 2025, by the year of origination.

Three Months Ended September 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$774	$3,803	$4,041	$4,136	$1,975	$2,115	$16,844
Home improvement	26	957	929	1,109	358	461	3,840
Commercial	—	—	—	—	—	1,103	1,103
Taxi medallion	—	—	—	—	—	—	—
Total	$800	$4,760	$4,970	$5,245	$2,333	$3,679	$21,787

Nine Months Ended September 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$785	$10,343	$11,665	$13,081	$6,014	$11,503	$53,391
Home improvement	26	2,905	4,135	3,303	1,429	1,220	13,018
Commercial	—	—	—	130	—	1,103	1,233
Taxi medallion	—	—	—	—	—	15	15
Total	$811	$13,248	$15,800	$16,514	$7,443	$13,841	$67,657

The following table presents the allowance for credit losses by type as of September 30, 2026.

September 30, 2026 (Dollars in thousands)	Amount	Percentage of Allowance	Allowance as a Percent of Loan Category (2)
Recreation	$98,141	73%	5.30%
Home improvement	24,494	18	2.59
Commercial	11,193	8	9.43
Taxi medallion	67	*	5.54
Total (1)	$133,895	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of September 30, 2026, total allowance for credit losses as a percent of nonaccrual loans was 279%.

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
(2)
As of December 31, 2025, total allowance for credit losses as a percent of nonaccrual loans was 281%.

(*) Less than 0.1%.

The following table presents the performance status of loans as of September 30, 2026.

September 30, 2026 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,839,945	$13,013	$1,852,958	0.70%
Home improvement	945,761	1,742	947,503	0.18
Commercial	86,582	32,109	118,691	27.05
Taxi medallion	—	1,209	1,209	100.00
Strategic partnership	15,233	—	15,233	—
Total	$2,887,521	$48,073	$2,935,594	1.64%

The following table presents the performance status of loans as of December 31, 2025.

December 31, 2025 (Dollars in thousands)	Performing	Nonperforming	Total	Percentage of Nonperforming to Total
Recreation	$1,603,542	$13,679	$1,617,221	0.85%
Home improvement	808,943	1,294	810,237	0.16
Commercial	98,380	24,688	123,068	20.06
Taxi medallion	—	1,179	1,179	100.00
Strategic partnership	15,144	—	15,144	—
Total	$2,526,009	$40,840	$2,566,849	1.59%

For those loans aged under 90 days past due, there is a possibility that their delinquency status will continue to deteriorate and they will subsequently be placed on nonaccrual status and be reserved for, and as a result, deemed nonperforming.

The following table presents the aging of loans as of September 30, 2026.

September 30, 2026	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$53,033	$22,253	$11,874	$87,160	$1,701,537	$1,788,697	$—
Home improvement	5,385	3,183	1,743	10,311	935,474	945,785	—
Commercial	5,811	—	15,897	21,708	97,239	118,947	—
Taxi medallion	—	—	—	—	1,209	1,209	—
Strategic partnership	—	—	—	—	15,233	15,233	—
Total	$64,229	$25,436	$29,514	$119,179	$2,750,692	$2,869,871	$—
(1)
Excludes $65.7 million of capitalized loan origination costs and fees.

The following table presents the aging of loans as of December 31, 2025.

December 31, 2025	Days Past Due						Recorded Investment 90 Days and
(Dollars in thousands)	30-59	60-89	90 +	Total	Current	Total (1)	Accruing
Recreation	$56,911	$22,890	$12,856	$92,657	$1,469,444	$1,562,101	$—
Home improvement	4,891	2,367	1,300	8,558	804,627	813,185	—
Commercial	—	—	10,274	10,274	112,942	123,216	—
Taxi medallion	—	—	41	41	1,138	1,179	—
Strategic partnership	—	—	—	—	15,144	15,144	—
Total	$61,802	$25,257	$24,471	$111,530	$2,403,295	$2,514,825	$—
(1)
Excludes $52.0 million of capitalized loan origination costs.

The following table presents loan delinquency for recreation and home improvement loans as of September 30, 2026, by the year of origination:

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total (1)
Recreation
Current	$531,341	$364,230	$240,167	$186,298	$171,240	$208,261	$1,701,537
30-59 Days	4,256	10,364	9,921	9,691	8,592	10,209	53,033
60-89 Days	1,930	4,665	4,847	3,591	3,283	3,937	22,253
90 + Days	956	2,561	2,322	2,014	1,962	2,059	11,874
Total Recreation	$538,483	$381,820	$257,257	$201,594	$185,077	$224,466	$1,788,697
Home improvement
Current	$316,172	$145,586	$131,006	$106,805	$126,836	$109,069	$935,474
30-59 Days	677	651	751	1,387	1,208	711	5,385
60-89 Days	433	532	630	594	640	354	3,183
90 + Days	29	301	186	551	456	220	1,743
Total Home improvement	$317,311	$147,070	$132,573	$109,337	$129,140	$110,354	$945,785
(1)
Excludes $64.3 million and $1.7 million of capitalized net loan origination costs for recreation and home improvement loans.

The following table presents loan delinquency for recreation and home improvement loans as of December 31, 2025, by the year of origination:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total (1)
Recreation
Current	$423,427	$335,079	$237,917	$209,204	$132,704	$131,113	$1,469,444
30-59 Days	8,210	12,763	11,042	10,623	6,061	8,212	56,911
60-89 Days	2,374	5,414	4,918	4,872	2,581	2,731	22,890
90 + Days	1,487	3,136	2,803	2,329	1,347	1,754	12,856
Total Recreation	$435,498	$356,392	$256,680	$227,028	$142,693	$143,810	$1,562,101
Home improvement
Current	$193,964	$172,735	$151,637	$151,365	$71,812	$63,114	$804,627
30-59 Days	535	980	1,609	876	513	378	4,891
60-89 Days	353	761	441	455	199	158	2,367
90 + Days	—	410	417	331	42	100	1,300
Total Home improvement	$194,852	$174,886	$154,104	$153,027	$72,566	$63,750	$813,185
(1)
Excludes $55.1 million of capitalized recreation loan origination costs and $2.9 million of net deferred home improvement loan origination fees.

(5) FUNDS BORROWED

The following table presents outstanding balances of funds borrowed.

	Payments Due for the Twelve Months Ending September 30,
(Dollars in thousands)	2027	2028	2029	2030	2031	Thereafter	September 30, 2026 (1)	December 31, 2025 (1)	Interest Rate (2)
Deposits (3)	$928,317	$566,803	$421,940	$258,312	$209,291	$—	$2,384,663	$2,083,335	3.98%
Privately placed notes	—	92,750	—	—	75,000	22,500	190,250	146,500	8.31
SBA debentures and borrowings	2,000	1,250	1,250	3,000	8,500	55,000	71,000	85,000	4.15
Trust preferred securities	—	—	—	—	—	33,000	33,000	33,000	6.23
Federal reserve and other borrowings	75,000	—	—	—	—	—	75,000	50,000	4.00
Strategic partner collateral deposits	7,125	—	—	—	—	—	7,125	6,081	3.64
Total	$1,012,442	$660,803	$423,190	$261,312	$292,791	$110,500	$2,761,038	$2,403,916	4.30%
(1)
Excludes deferred financing costs of $9.9 million and $8.4 million as of September 30, 2026 and December 31, 2025.
(2)
Weighted average contractual rate as of September 30, 2026.
(3)
Balance includes $100.5 million and $3.7 million in retail savings deposit balances as of September 30, 2026 and December 31, 2025.

(A) DEPOSITS

Most deposits are raised through the use of investment brokerage firms that package time deposits in denominations of less than $250,000 qualifying for FDIC insurance into larger pools that are sold to the Bank. While brokered time deposits are sourced in amounts in excess of $250,000, all underlying deposits are in denominations of $250,000 or less. The rates paid on the deposits are highly competitive with market rates paid by other financial institutions. Additionally, a brokerage fee is paid, depending on the maturity of the deposits, the annual expense of which averages less than 0.15%. Interest on the deposits is accrued daily and paid monthly, quarterly, semiannually, or at maturity. Additionally, the Bank raises deposits through listing services and, as of September 30, 2026 and December 31, 2025, the Bank had $27.7 million and $17.2 million in listing service deposit balances from other financial institutions. As of September 30, 2026 and December 31, 2025, the Bank also had $100.5 million and $3.7 million in retail savings deposit balances. The following table presents the maturity of the deposit pools, which includes strategic partner reserve deposits, as of September 30, 2026.

(Dollars in thousands)	September 30, 2026
Three months or less	$249,847
Over three months through six months	179,501
Over six months through one year	498,969
Over one year	1,456,346
Deposits	2,384,663
Strategic partner collateral deposits	7,125
Total deposits	$2,391,788

(B) FEDERAL RESERVE DISCOUNT WINDOW AND OTHER BORROWINGS

As of September 30, 2026, the Bank had $2.6 billion of consumer loans pledged as collateral for a discount window line of credit established at the Federal Reserve. The current advance rate on the pledged loans is approximately 51% of book value, for a total of approximately $1.3 billion in secured borrowing capacity, of which $75.0 million was utilized as of September 30, 2026. The discount window facility is not committed, and any borrowings by the Bank from the discount window facility are at the discretion of the Federal Reserve. The weighted average interest rate on funds borrowed from the discount window was 4.00% as of September 30, 2026.

The Bank has borrowing arrangements with correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason and allow the Bank to borrow up to $75 million. As of September 30, 2026, there was no outstanding amount with respect to these arrangements.

(C) PRIVATELY PLACED NOTES

The Company has entered into various private placements with certain institutional investors over time. The following table presents the private placement notes outstanding as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	September 30, 2026	December 31, 2025
December 2020	December 2027	7.500%	Semi-annually	$53,750	$53,750
February 2021	February 2026	7.250%	Semi-annually	—	31,250
September 2023	September 2028	9.250%	Semi-annually	39,000	39,000
June 2024	June 2039	8.875%	Semi-annually	17,500	17,500
August 2024	August 2039	8.625%	Semi-annually	5,000	5,000
April 2026	May 2031	8.250%	Semi-annually	75,000	—
				$190,250	$146,500

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

In 2025, the SBA informed Medallion Capital that it needs to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital was not deemed by the SBA to have a qualified management team. Medallion Capital submitted a management team for review through the SBA’s licensing division on March 31, 2026 and on the same day, the SBA notified Medallion Capital that it has declared an event of default with respect to outstanding debentures and directed Medallion Capital, within 120 days, to identify and submit at least one qualified candidate for consideration as a full-time principal and investment committee member of Medallion Capital. In April 2026, Medallion Capital submitted two candidates to the SBA for its consideration. On June 3, 2026, the SBA notified Medallion Capital that Medallion Capital’s submission of two candidates cures the previously disclosed event of default, subject to the satisfactory completion of the candidates’ background checks. On June 11, 2026, the SBA notified Medallion Capital that there was a satisfactory completion of such background checks, which cured the previously disclosed event of default with respect to its outstanding SBA debentures. The SBA’s notice and event of default did not trigger any cross-default clauses in any of the Company's debt arrangements. In subsequent discussions with the SBA, the SBA has indicated that Medallion Capital must supplement its submission for purposes of obtaining new and future commitments for debenture financing by identifying and submitting one additional qualified candidate for consideration. Medallion Capital is currently in the process of identifying such an additional qualified candidate for submission.

The following table presents the SBA debentures and borrowings as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)
Date of Notes	Maturity	Interest Rate	Interest Payable	September 30, 2026	December 31, 2025
March 2016	March 2026	3.25%	Semi-annually	$—	$1,500
March 2016	March 2026	3.18%	Semi-annually	—	10,000
May 2016	September 2026	2.72%	Semi-annually	—	2,500
March 2017	March 2027	3.52%	Semi-annually	2,000	2,000
September 2018	September 2028	4.22%	Semi-annually	1,250	1,250
March 2019	March 2029	3.79%	Semi-annually	1,250	1,250
September 2020	September 2030	1.71%	Semi-annually	3,000	3,000
June 2021	September 2031	1.58%	Semi-annually	8,500	8,500
October 2021	March 2032	3.21%	Semi-annually	7,000	7,000
October 2022	March 2033	5.44%	Semi-annually	4,750	4,750
April 2023	September 2033	5.96%	Semi-annually	4,750	4,750
September 2023	March 2034	5.08%	Semi-annually	4,750	4,750
November 2023	March 2034	5.08%	Semi-annually	5,000	5,000
March 2025	September 2035	4.58%	Semi-annually	10,250	10,250
August 2025	September 2035	4.66%	Semi-annually	18,500	18,500
				$71,000	$85,000

(E) TRUST PREFERRED SECURITIES

In June 2007, the Company issued and sold $36.1 million aggregate principal amount of unsecured junior subordinated notes to Fin Trust which, in turn, sold $35.0 million of trust preferred securities to Merrill Lynch International and issued 1,083 shares of common stock to the Company. Interest is calculated using the Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points, plus 2.13%. The notes mature in September 2037 and are prepayable at par. Interest is payable quarterly in arrears. The terms of the trust preferred securities and the notes are substantially identical. In December 2007, $2.0 million of the trust preferred securities were repurchased from a third-party investor. As of September 30, 2026, $33.0 million was outstanding on the trust preferred securities. On October 21, 2026, the Company repurchased $15 million of the trust preferred securities for $11.2 million, inclusive of accrued distributions due as of that date.

(F) COVENANT COMPLIANCE

Certain of the Company's debt agreements contain financial covenants that require the Company to maintain certain financial ratios and minimum tangible net worth. As of September 30, 2026, the Company was in compliance with all such covenants.

(6) LEASES

The Company has leased premises that expire at various dates through June 30, 2037 subject to various operating leases.

The following table presents the operating lease costs and additional information for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease costs	$804	$588	$1,196	$1,764
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	710	680	2,105	2,036
Right-of-use asset obtained in exchange for lease liability	318	(63)	344	(189)

The following table presents the breakout of the operating leases as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$12,757	$6,896
Other current liabilities	1,159	2,205
Operating lease liabilities	11,409	5,041
Total operating lease liabilities	12,568	7,246
Weighted average remaining lease term	9.1 years	5.8 years
Weighted average discount rate	7.61%	5.90%

At September 30, 2026, maturities of the lease liabilities were as follows:

(Dollars in thousands)
Remainder of 2026	$183
2027	1,350
2028	1,984
2029	2,005
2030	2,026
Thereafter	10,494
Total lease payments	18,042
Less imputed interest	5,474
Total operating lease liabilities	$12,568

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

The following table presents the significant components of the Company's deferred tax assets and liabilities as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Deferred tax assets:
Provision for credit losses	$19,809	$17,700
Accrued expenses, compensation, and other assets	4,279	5,868
Net operating loss carryforwards (1)	2,648	2,648
Other investments and investment securities	3,485	2,553
Valuation allowance	(4,786)	(5,957)
Total deferred tax assets	25,435	22,812
Deferred tax liabilities:
Goodwill and other intangibles	42,136	42,408
Total deferred tax liabilities	42,136	42,408
Deferred tax liability, net	$16,701	$19,596
(1)
As of September 30, 2026, the Company had an estimated $11.1 million of net operating loss carryforwards, $1.7 million of which expires at various dates between December 31, 2026 and December 31, 2035, which had a net carrying value of $0.1 million as of September 30, 2026.

The following table presents the components of the Company's tax provision for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Current
Federal	$3,700	$4,467	$9,836	$14,885
State	1,419	1,646	3,818	5,737
Deferred
Federal	(2,000)	(398)	(1,630)	(1,846)
State	(783)	147	(643)	(396)
Net provision for income taxes	$2,336	$5,862	$11,381	$18,380

The following table presents a reconciliation of statutory federal income tax provision to consolidated actual income tax provision reported for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026		2025		2026		2025
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Statutory Federal income tax provision	$1,484	21%	$4,090	21%	$6,968	21%	$12,429	21%
State and local income taxes, net of federal income tax benefit	288	4	888	5	2,014	6	2,700	5
Non-deductible expenses	370	5	513	3	1,868	6	1,523	3
Valuation allowance against deferred tax assets	934	13	1,319	7	(1,171)	(4)	1,453	2
Stock-based compensation	(1,117)	(16)	(1,377)	(7)	1,224	4	(1,203)	(2)
Change in effective state income tax rates and accrual	—	—	170	1	—	—	866	1
Other	377	5	259	1	478	1	612	1
Total income tax provision	$2,336	33%	$5,862	30%	$11,381	34%	$18,380	31%
(1)
Percentage may not foot due to rounding.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible pursuant to ASC 740. The Company considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The Company has determined that a valuation allowance is necessary for net operating losses which the Company does not believe will be utilized as well as for deferred compensation in excess of statutory limits. Based upon these considerations, the Company determined the necessary valuation allowance as of September 30, 2026.

The Company has filed tax returns in many states. Federal, Utah, California, New York, Florida, and Texas tax filings of the Company for the tax years 2023 through the present are the more significant filings that are open for examination. For the three months ended September 30, 2026, Utah, California, Florida, New York, and Texas made up approximately 34%, 7%, 6%, 5%, and 3% of the state and local income taxes, net of federal income tax benefit.

(8) STOCK OPTIONS AND RESTRICTED STOCK

The Company’s Board of Directors approved the 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by the Company’s stockholders on June 15, 2018. The terms of the 2018 Plan provide for grants of a variety of different type of stock awards to the Company’s employees and non-employee directors, including options, restricted stock, restricted stock units, or RSUs, PSUs, and stock appreciation rights, etc. On April 22, 2020, the Company’s Board of Directors approved an amendment to the 2018 Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 19, 2020. On April 26, 2022, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 14, 2022. On April 25, 2025, the Company’s Board of Directors approved an additional amendment to the 2018 Plan to further increase the number of shares of the Company’s common stock authorized for issuance thereunder, which was approved by the Company’s stockholders on June 12, 2025. A total of 7,710,968 shares of the Company’s common stock are issuable under the 2018 Plan, and 1,547,370 shares remained issuable as of September 30, 2026. Awards under the 2018 Plan are subject to certain limitations as set forth in the 2018 Plan, which will terminate when all shares of common stock authorized for delivery have been delivered and the forfeiture restrictions on all awards have lapsed, or by action of the Board of Directors pursuant to the 2018 Plan, whichever occurs first.

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

Additional shares are only available for future issuance under the 2018 Plan. As of September 30, 2026, 769,334 options on the Company’s common stock were outstanding under the Company’s plans, all of which have previously vested and are exercisable. Additionally, as of September 30, 2026, there were 576,714 unvested shares of restricted stock, 676,562 unvested PSUs, 90,362 unvested RSUs, and 419,543 vested, unissued RSUs outstanding under the 2018 Plan. As of September 30, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock, RSUs, and PSUs was $7.0 million, which is expected to be recognized over the next 10 quarters. Total stock-based compensation expense was $1.5 million and $5.5 million, or $0.07 and $0.23 per diluted common share, for the three and nine months ended September 30, 2026 and $1.7 million and $5.1 million, or $0.07 and $0.21 per diluted common share, for the three and nine months ended September 30, 2025.

The fair value of each restricted stock grant, each restricted stock unit, and each performance stock unit is determined on the date of grant by the closing market price of the Company’s common stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the nine months ended September 30, 2026 and 2025.

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

The PSUs have vesting conditions based upon certain levels of total pre-tax income as well as return on common equity attained over a three-year period. The PSUs cliff vest after three years based upon the performance of the Company. Dividend equivalent PSUs accumulate and convert to additional shares for the benefit of the grantee at the vesting date or are forfeited if the performance conditions are not met. The following table presents the PSU activity for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2024	512,131	$6.08 - 8.97	$7.30
Granted	311,723	8.47	8.47
Cancelled	—	—	—
Vested	—	—	—
Outstanding at December 31, 2025	823,854	6.08 - 8.97	7.74
Granted	216,940	10.34	10.34
Cancelled	—	—	—
Vested (1)	(296,444)	6.08	6.08
Outstanding at March 31, 2026	744,350	8.47 - 10.36	9.17
Granted	—	—	—
Cancelled	(67,788)	8.47 - 8.97	8.71
Vested (1)	—	—	—
Outstanding at June 30, 2026	676,562	8.47 - 10.36	9.21
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at September 30, 2026	676,562	$8.47 - 10.36	$9.21
(1)
During the three and nine months ended September 30, 2026, 0 and 652,577 shares were used in connection with the vesting and settlement of PSUs.

The following table presents restricted stock activity for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	Number of Shares	Grant Price Per Share	Weighted Average Grant Price
Outstanding at December 31, 2024	909,028	$4.89 - 10.32	$8.30
Granted	332,918	8.47 - 10.57	8.63
Cancelled	(5,373)	4.89 - 10.32	9.16
Vested (1)	(484,823)	4.89 - 8.97	7.70
Outstanding at December 31, 2025	751,750	8.08 - 10.57	8.83
Granted	344,206	10.36	10.36
Cancelled	(1,569)	9.37 - 10.32	9.82
Vested	(374,797)	8.08 - 9.37	8.67
Outstanding at March 31, 2026	719,590	8.47 - 10.57	9.64
Granted	—	—	—
Cancelled	(33,140)	8.47 - 10.57	9.78
Vested (1)	(92,978)	8.47 - 10.36	9.72
Outstanding at June 30, 2026 (2)	593,472	8.47 - 10.57	9.62
Granted	—	—	—
Cancelled	(16,758)	8.47 - 10.57	9.55
Vested (1)	—	—	—
Outstanding at September 30, 2026 (2)	576,714	$8.47 - 10.57	$9.62
(1)
The aggregate fair value of the restricted stock vested, on the date of vesting, was $4.7 million for the nine months ended September 30, 2026 and $4.2 million for the year ended December 31, 2025.
(2)
The aggregate fair value of the unvested restricted stock was $6.9 million as of September 30, 2026. The remaining vesting period was 2.4 years at September 30, 2026.

The following table presents stock option activity for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2024	913,909	$2.14 - 9.38	$6.52
Granted	—	—	—
Cancelled	(33,770)	4.89 - 9.38	7.37
Exercised	(82,081)	4.89 - 7.25	6.29
Outstanding at December 31, 2025	798,058	2.14 - 9.38	6.50
Granted	—	—	—
Cancelled	(607)	—	5.98
Exercised (1)	(2,224)	4.89 - 7.25	5.85
Outstanding at March 31, 2026	795,227	2.14 - 7.25	6.50
Granted	—	—	—
Cancelled	(2,255)	4.89 - 7.25	6.52
Exercised (1)	(13,154)	4.89 - 7.25	6.68
Outstanding at June 30, 2026 (2)	779,818	2.14 - 7.25	6.50
Granted	—	—	—
Cancelled	(806)	6.55 – 7.25	6.95
Exercised (1)	(9,678)	4.89 – 7.25	5.49
Outstanding at September 30, 2026 (2)	769,334	$2.14 - 7.25	$6.51
Options exercisable at:
December 31, 2025	798,058	$2.14 - 9.38	$6.50
September 30, 2026 (2)	769,334	$2.14 - 7.25	$6.51
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at the exercise date and the related exercise price of the underlying options, was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2026 and was $0.3 million for the year ended December 31, 2025.
(2)
The aggregate intrinsic value of outstanding options, which represents the difference between the price of the Company’s common stock at September 30, 2026 and the related exercise price of the underlying options, was $4.1 million for outstanding options, all of which had previously vested. The remaining contractual life was 3.4 years for outstanding options at September 30, 2026.

The following table presents activity for the unvested options outstanding under the plans for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2024	84,623	$4.89 - 6.79	$6.37
Granted	—	—	—
Cancelled	(119)	4.89	4.89
Vested (1)	(84,504)	4.89 - 6.79	6.37
Outstanding at December 31, 2025	—	—	—
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at March 31, 2026	—	—	—
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at June 30, 2026	—	—	—
Granted	—	—	—
Cancelled	—	—	—
Vested	—	—	—
Outstanding at September 30, 2026	—	$—	$—
(1)
The intrinsic value of the options vested was $0.1 million for the year ended December 31, 2025.

During the nine months ended September 30, 2026, the Company granted 89,310 RSUs with a vesting date of June 9, 2027 at a grant price of $9.63 and during the year ended December 31, 2025, the Company granted 86,410 RSUs which vested on June 12, 2026 at a grant price of $9.49. For the RSUs granted in 2026 and 2025, unitholders had the option of deferring settlement until a future date if the recipient makes a formal election under the guidelines of IRC Section 409A. As of September 30, 2026, there were 509,905 RSUs outstanding, including 419,543 which had previously vested.

(9) SEGMENT REPORTING

The Company has five business segments, which include four lending segments and one non-operating segment, which are reflective of how Company management makes decisions about its business and operations.

The four lending segments reflect the main types of lending performed at the Company, which are recreation, home improvement, commercial, and taxi medallion lending. The recreation and home improvement lending segments are operated by the Bank and loans are made to borrowers residing nationwide. The recreation lending segment is a consumer finance business that works with third-party dealers and financial service providers to finance RVs, boats, collector cars, and other consumer recreational equipment, of which RVs, boats, and collector cars make up 53%, 22%, and 13% of the segment portfolio, with no other product lines at or above 10%, as of September 30, 2026. The highest concentration of recreation loans was in Texas at 17% of loans outstanding with no other states at or above 10%, as of September 30, 2026. The home improvement lending segment works with contractors and financial service providers to finance residential home improvement with the largest product lines being swimming pools, roofs, and windows at 46%, 23%, and 9% of total home improvement loans outstanding, and with no other product lines at or above 10% as of September 30, 2026. The highest concentrations of home improvement loans are in Florida and Texas at 15% and 15% of loans outstanding, with no other states at or above 10%, as of September 30, 2026. The commercial lending segment focuses on serving a wide variety of industries, with concentrations in manufacturing, wholesale trade, and construction making up 59%, 14%, and 10% of the loans outstanding, with no other product lines at or above 10% as of September 30, 2026. The commercial lending segment invests across the United States with concentrations in California, Wisconsin, and New York having 17%, 15%, and 12% of the segment portfolio, with no other states having a concentration at or above 10%, as of September 30, 2026. The taxi medallion lending segment arose in connection with the financing of taxi medallions, taxis, and related assets, primarily all of which are located in the New York City metropolitan area as of September 30, 2026.

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

The following table presents segment data as of and for the three months ended September 30, 2026.

Three Months Ended September 30, 2026	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$60,977	$21,403	$3,169	$55	$3,286	$88,890
Total interest expense	17,952	8,406	1,471	34	2,648	30,511
Net interest income	43,025	12,997	1,698	21	638	58,379
Provision (benefit) for credit losses	23,515	6,320	972	(38)	—	30,769
Net interest income after credit loss provision	19,510	6,677	726	59	638	27,610
Other income (loss), net	350	1,461	(214)	1,113	714	3,424
Other expenses:
Salaries	3,999	2,085	902	679	3,134	10,799
Loan servicing fees and collection costs	4,492	1,182	—	112	74	5,860
Other costs	3,245	1,789	502	192	1,579	7,307
Total other expenses	11,736	5,056	1,404	983	4,787	23,966
Net income (loss) before taxes	8,124	3,082	(892)	189	(3,435)	7,068
Income tax (provision) benefit	(2,708)	(1,029)	350	(60)	1,111	(2,336)
Net income (loss) after taxes	$5,416	$2,053	$(542)	$129	$(2,324)	$4,732
Income attributable to the non-controlling interest						2,335
Total net income attributable to Medallion Financial Corp.						$2,397
Balance Sheet Data
Total loans, gross (1)	$1,852,958	$947,503	$118,691	$1,209	$15,233	$2,935,594
Total assets	1,779,045	929,740	109,039	4,801	538,019	3,360,644
Total funds borrowed (2)	1,461,628	763,856	89,584	3,944	442,026	2,761,038
Selected Financial Ratios
Return on average assets	1.24%	0.90%	(1.90)%	NM	NM	0.57%
Return on average stockholders' equity	*	*	*	*	*	2.36
Return on average equity	7.87	5.80	(11.35)	NM	NM	3.64
Interest yield	13.32	9.17	10.37	NM	NM	11.18
Net interest margin	9.40	5.57	5.44	NM	NM	7.34
Reserve coverage (3)	5.30	2.59	9.43	NM	NM	4.58
Delinquency status (4)	0.66	0.18	13.36	NM	NM	1.03
Charge-off ratio (5)	3.55	1.42	(0.02)	NM	NM	2.69

(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $9.9 million as of September 30, 2026.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average loans held for investment.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the nine months ended September 30, 2026.

Nine Months Ended September 30, 2026	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$172,112	$61,708	$10,123	$281	$8,111	$252,335
Total interest expense	48,109	23,049	4,234	93	7,165	82,650
Net interest income	124,003	38,659	5,889	188	946	169,685
Provision (benefit) for credit losses	59,461	14,004	2,131	(152)	74	75,518
Net interest income after credit loss provision	64,542	24,655	3,758	340	872	94,167
Other income, net	1,793	1,471	471	3,562	3,011	10,308
Other expenses:
Salaries	12,177	6,549	2,707	2,098	9,515	33,046
Loan servicing fees and collection costs	13,733	3,592	—	170	136	17,631
Other costs	9,192	4,765	1,793	351	4,515	20,616
Total other expenses	35,102	14,906	4,500	2,619	14,166	71,293
Net income (loss) before taxes	31,233	11,220	(271)	1,283	(10,283)	33,182
Income tax (provision) benefit	(10,712)	(3,848)	155	(440)	3,464	(11,381)
Net income (loss) after taxes	$20,521	$7,372	$(116)	$843	$(6,819)	$21,801
Income attributable to the non-controlling interest						7,006
Total net income attributable to Medallion Financial Corp.						$14,795
Balance Sheet Data
Total loans, gross (1)	$1,852,958	$947,503	$118,691	$1,209	$15,233	$2,935,594
Total assets	1,779,045	929,740	109,039	4,801	538,019	3,360,644
Total funds borrowed (2)	1,461,628	763,856	89,584	3,944	442,026	2,761,038
Selected Financial Ratios
Return on average assets	1.65%	1.16%	(0.22)%	NM	NM	0.94%
Return on average stockholders' equity	*	*	*	*	*	4.86
Return on average equity	10.08	7.10	(1.32)	NM	NM	5.69
Interest yield	13.39	9.55	11.05	NM	NM	11.37
Net interest margin	9.65	5.98	6.43	NM	NM	7.65
Reserve coverage (3)	5.30	2.59	9.43	NM	NM	4.58
Delinquency status (4)	0.66	0.18	13.36	NM	NM	1.03
Charge-off ratio (5)	3.68	1.41	0.07	NM	NM	2.77
(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $9.9 million as of September 30, 2026.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average loans held for investment.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the three months ended September 30, 2025.

Three Months Ended September 30, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$53,565	$20,453	$4,227	$91	$2,435	$80,771
Total interest expense	13,487	7,344	1,252	16	2,986	25,085
Net interest income (expense)	40,078	13,109	2,975	75	(551)	55,686
Provision (benefit) for credit losses	16,708	2,125	1,414	(1,691)	—	18,556
Net interest income (loss) after credit loss provision	23,370	10,984	1,561	1,766	(551)	37,130
Other income, net	87	2	260	1,781	918	3,048
Other expenses:
Salaries	3,475	2,170	1,133	509	2,858	10,145
Loan servicing fees and collection costs	3,781	985	—	36	20	4,822
Other costs	2,838	1,436	357	275	829	5,735
Total other expenses	10,094	4,591	1,490	820	3,707	20,702
Net income (loss) before taxes	13,363	6,395	331	2,727	(3,340)	19,476
Income tax (provision) benefit	(4,027)	(1,943)	(50)	(838)	996	(5,862)
Net income (loss) after taxes	$9,336	$4,452	$281	$1,889	$(2,344)	$13,614
Income attributable to the non-controlling interest						2,336
Redemption of non-controlling interest						3,515
Total net income attributable to Medallion Financial Corp.						$7,763
Balance Sheet Data
Total loans, gross	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
Total assets	1,546,505	788,764	125,349	5,204	434,565	2,900,387
Total funds borrowed (2)	1,258,773	642,012	102,027	4,236	353,713	2,360,761
Selected Financial Ratios
Return on average assets	2.44%	2.24%	0.89%	NM	NM	1.88%
Return on average stockholders' equity	*	*	*	*	*	7.85
Return on average equity	13.69	12.59	5.19	NM	NM	10.73
Interest yield	13.45	10.11	13.24	NM	NM	11.92
Net interest margin	10.06	6.48	9.05	NM	NM	8.21
Reserve coverage (3)	5.10	2.55	8.43	NM	NM	4.47
Delinquency status (4)	0.57	0.16	13.99	NM	NM	1.16
Charge-off ratio (5)	3.23	1.03	3.38	NM	NM	2.26
(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $9.0 million as of September 30, 2025.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of average loans held for investment.
(5)
Net charge-offs as a percent of average gross loans. Charge-off ratio in the recreation lending segment was 3.36% when excluding loans held for sale.

(NM) Not meaningful.

(*) Line item is not applicable to segments.

The following table presents segment data as of and for the nine months ended September 30, 2025.

Nine Months Ended September 30, 2025	Consumer Lending
(Dollars in thousands)	Recreation	Home Improvement	Commercial Lending	Taxi Medallion Lending	Corporate and Other Investments	Consolidated
Total interest income	$155,132	$60,357	$11,325	$243	$6,580	$233,637
Total interest expense	38,382	21,633	3,462	66	9,627	73,170
Net interest income (expense)	116,750	38,724	7,863	177	(3,047)	160,467
Provision (benefit) for credit losses	48,914	8,904	7,440	(3,126)	—	62,132
Net interest income (loss) after credit loss provision	67,836	29,820	423	3,303	(3,047)	98,335
Other income, net	1,853	7	16,260	3,373	2,365	23,858
Other expenses:
Salaries	10,125	6,523	3,349	1,742	8,547	30,286
Loan servicing fees and collection costs	11,019	2,955	—	287	49	14,310
Other costs	8,950	4,807	1,023	614	3,016	18,410
Total other expenses	30,094	14,285	4,372	2,643	11,612	63,006
Net income (loss) before taxes	39,595	15,542	12,311	4,033	(12,294)	59,187
Income tax (provision) benefit	(12,296)	(4,827)	(3,823)	(1,253)	3,819	(18,380)
Net income (loss) after taxes	$27,299	$10,715	$8,488	$2,780	$(8,475)	$40,807
Income attributable to the non-controlling interest						6,446
Redemption of non-controlling interest						3,515
Total net income attributable to Medallion Financial Corp.						$30,846
Balance Sheet Data
Total loans, gross	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
Total assets	1,546,505	788,764	125,349	5,204	434,565	2,900,387
Total funds borrowed (2)	1,258,773	642,012	102,027	4,236	353,713	2,360,761
Selected Financial Ratios
Return on average assets	2.42%	1.80%	9.73%	NM	NM	1.91%
Return on average stockholders' equity	*	*	*	*	*	10.71
Return on average equity	14.21	10.57	58.17	NM	NM	11.41
Interest yield	13.37	9.95	12.48	NM	NM	11.75
Net interest margin	10.06	6.38	8.69	NM	NM	8.07
Reserve coverage (3)	5.10	2.55	8.43	NM	NM	4.47
Delinquency status (4)	0.57	0.16	13.99	NM	NM	1.16
Charge-off ratio (5)	3.58	1.48	1.36	NM	NM	2.60
(1)
Inclusive of strategic partnership loans held for sale, at lower of amortized cost or fair value.
(2)
Excludes deferred financing costs of $9.0 million as of September 30, 2025.
(3)
Allowance for credit loss as a percent of gross loans held for investment and excludes loans held for sale.
(4)
Loans 90 days or more past due as a percent of total loans.
(5)
Net charge-offs as a percent of average gross loans. Charge-off ratio in the recreation lending segment was 3.74% when excluding loans held for sale.

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

As of September 30, 2026, employment agreements expire at various dates through 2029, with future minimum payments under these agreements of approximately $6.0 million.

(B) OTHER COMMITMENTS

As of September 30, 2026, the Company had no other commitments. Generally, any commitments would be on the same terms as loans to or investments in existing borrowers or investees, and generally have fixed expiration dates. Since some commitments would be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Jeffrey Rudnick, the son of one of the Company’s directors and brother-in-law of one of the Company’s officers and directors, previously served as the Company’s Senior Vice President and effective July 24, 2025, serves as the Company's Executive Vice President at a salary of $277,000 per year, an increase from $269,000 per year in 2025. Mr. Rudnick received an annual cash bonus of $101,000 and $75,000 as well as equity grants in the amount of $54,000 and $50,000 during the nine months ended September 30, 2026 and 2025.

Jameson Poulton, the son of one of Medallion Bank’s former officers and current Medallion Bank director, serves as Medallion Bank’s Manager of Data Analytics at a salary of $120,000 per year, an increase from $107,120 per year. Mr. Poulton received an annual cash bonus of $16,068 and $13,000 as well as equity grants in the amount of $0 and $2,601 during the nine months ended September 30, 2026 and 2025.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, whether assets, liabilities, or off-balance-sheet commitments, if practicable.

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2026.

	September 30, 2026
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash, cash equivalents, and federal funds sold (1)	$243,056	$243,056	$242,806	$250	$—
Investment securities	63,853	63,853	—	63,853	—
Loans held for investment, net of allowance	2,786,466	2,806,767	—	—	2,806,767
Loans held for sale, at lower of amortized cost or fair value	15,233	15,233	—	—	15,233
Accrued interest receivable	21,967	21,967	21,967	—	—
Equity securities (2)	1,702	1,702	1,702	—	—
Financial liabilities
Funds borrowed (3)	2,761,038	2,732,908	—	2,732,908	—
Accrued interest payable	6,967	6,967	6,967	—	—
(1)
Includes federal funds sold and interest bearing deposits in other banks.
(2)
Included within other assets on the balance sheet.
(3)
Excludes deferred financing costs of $9.9 million as of September 30, 2026.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2026.

September 30, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities (1)	$—	$63,853	$—	$63,853
Equity securities (2)	1,702	—	—	1,702
Total	$1,702	$63,853	$—	$65,555
(1)
Total unrealized loss of $1.5 million and $2.0 million net of tax, was included in other comprehensive income for the three and nine months ended September 30, 2026.
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2026.

September 30, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity investments (1)	$—	$—	$250	$250
Total	$—	$—	$250	$250
(1)
For the three and nine months ended September 30, 2026, the Company had 2 and 3 equity investment, measured on a non-recurring basis.

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

The following table presents the Company’s valuation techniques and significant unobservable inputs used in non-recurring level 3 fair value measurements of assets and liabilities as of September 30, 2026.

(Dollars in thousands)	Fair Value at September 30, 2026	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Equity investments (1)	$250	Investee financial analysis	Financial condition and operating performance of the borrower	N/A
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

On May 22, 2025, the Bank closed an initial public offering of 3,100,000 shares of its Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series G, or Series G Preferred Stock, with a $77.5 million aggregate liquidation amount, or $25 per share, yielding net proceeds of $73.1 million. Dividends are payable quarterly from the date of issuance to, but excluding July 1, 2030, at a fixed rate equal to 9.00% per annum, and from and including July 1, 2030, during each reset period at a rate equal to the five-year U.S. Treasury rate plus a spread of 4.94% per annum.

On July 1, 2025, the Bank redeemed its Series F Preferred Stock, in its entirety, at an aggregate redemption price of $46.0 million. Upon redemption, the Company incurred a charge of approximately $3.5 million in calculating earnings attributable to common stockholders representing the excess of the redemption price over the carrying amount of $42.5 million.

On September 30, 2026, the Bank closed a public offering of 2,200,000 additional shares of its Series G Preferred Stock, with an aggregate liquidation amount of $55,000,000 or $25 per share. The offering was a reopening of Medallion Bank's original issuance of its Series G Preferred Stock, which closed in May 2025.

(15) SUBSEQUENT EVENTS

On October 21, 2026, the Company repurchased $15 million of the trust preferred securities for $11.2 million, inclusive of accrued distributions due as of that date.

The Company has evaluated the effects of events that have occurred subsequent to September 30, 2026 through the date of financial statement issuance for potential recognition or disclosure. As of such date, there were no additional subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto for the three and nine months ended September 30, 2026 and the year ended December 31, 2025. This section is intended to provide management’s perspective of our financial condition and results of operations. In addition, this section contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are described in the Risk Factors section in our Annual Report on Form 10-K.

COMPANY BACKGROUND

We are a specialty finance company whose focus and growth has been our consumer finance and commercial lending businesses operated by Medallion Bank, or the Bank, and Medallion Capital, Inc., or Medallion Capital. The Bank is a wholly-owned subsidiary that originates consumer loans for the purchase of recreational vehicles, boats, collector cars, and home improvements, and provides loan origination and other services to financial technology, or fintech, partners. Medallion Capital is a wholly-owned subsidiary that originates commercial loans through its mezzanine financing business. As of September 30, 2026, consumer loans represented 95% of our gross loan portfolio and commercial loans represented 4%. Total assets were $3.36 billion and $2.96 billion as of September 30, 2026 and December 31, 2025.

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

In 2019, the Bank launched a strategic partnership program to provide lending and other services to fintech companies. The Bank entered into an initial partnership in 2020 and began issuing its first loans. The Bank has six active partnerships, including one partnership added in September 2026, and continues to evaluate and launch additional partnership programs with fintech companies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are fundamental to understanding management's discussion and analysis of its financial condition and results of operations. At September 30, 2026, we identified our policies for the allowance for credit losses and goodwill and intangible assets to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies are described in detail in Part I, Item 7 in Medallion Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2025, and there have been no material changes in such policies and estimates since the date of such report.

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

AVERAGE BALANCES AND RATES

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and reflects the average yield on assets and average costs on liabilities as of and for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$67,550	$598	3.51%	$22,094	$177	3.18%
Federal funds sold	134,558	1,292	3.81	71,673	1,046	5.79
Investment securities	67,747	700	4.10	60,900	614	4.00
Loans
Recreation	1,816,101	60,977	13.32	1,579,820	53,565	13.45
Home improvement	926,228	21,403	9.17	802,745	20,453	10.11
Commercial	123,946	3,239	10.37	130,486	4,354	13.24
Taxi medallion	1,240	55	17.60	1,593	91	22.66
Strategic partnerships	16,442	626	15.11	12,794	471	14.67
Total loans	2,883,957	86,300	11.87	2,527,438	78,934	12.39
Total interest-earning assets	$3,153,812	$88,890	11.18%	$2,682,105	$80,771	11.92%
Non-interest-earning assets
Allowance for credit losses	$(128,384)			$(108,719)
Cash	10,052			49,133
Equity investments	8,596			8,903
Loan collateral in process of foreclosure	6,432			8,517
Goodwill and intangible assets	167,603			169,048
Other assets	67,576			61,459
Total non-interest-earning assets	131,875			188,341
Total assets	$3,285,687			$2,870,446
Interest-bearing liabilities
Deposits and federal reserve borrowings	$2,424,820	$24,998	4.09%	$2,066,763	$20,502	3.94%
Privately placed notes	190,250	4,185	8.73	146,500	3,166	8.57
SBA debentures and borrowings	72,250	814	4.47	77,750	855	4.36
Trust preferred securities	33,000	514	6.18	33,000	562	6.76
Total interest-bearing liabilities	2,720,320	30,511	4.45	2,324,013	25,085	4.28
Non-interest-bearing liabilities
Deferred tax liability	18,242			18,985
Other liabilities (1)	30,930			23,872
Total non-interest-bearing liabilities	49,172			42,857
Total liabilities	2,769,492			2,366,870
Non-controlling interest	112,991			111,201
Total stockholders’ equity	403,204			392,375
Total liabilities and stockholders’ equity	$3,285,687			$2,870,446
Net interest income		$58,379			$55,686
Net interest margin			7.34%			8.21%
(1)
Includes deferred financing costs of $9.9 million and $9.0 million as of September 30, 2026 and 2025.

The following table presents our consolidated average balance sheets, interest income and expense, and the average interest earning/bearing assets and liabilities, and reflects the average yield on assets and average costs on liabilities as of and for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Interest earning cash equivalents	$58,840	$1,387	3.15%	$31,321	$896	3.82%
Federal funds sold	122,189	3,028	3.31	67,537	2,817	5.58
Investment securities	65,800	1,999	4.06	59,745	1,726	3.86
Loans
Recreation	1,718,903	172,112	13.39	1,551,859	155,132	13.37
Home improvement	863,771	61,708	9.55	810,918	60,357	9.95
Commercial	122,501	10,123	11.05	120,964	11,292	12.48
Taxi medallion	1,206	281	31.15	1,637	243	19.60
Strategic partnerships	13,031	1,697	17.41	10,282	1,174	15.30
Total loans	2,719,412	245,921	12.09	2,495,660	228,198	12.23
Total interest-earning assets	$2,966,241	$252,335	11.37%	$2,654,263	$233,637	11.75%
Non-interest-earning assets
Allowance for credit losses	$(121,101)			$(103,312)
Cash	9,097			51,542
Equity investments	8,365			8,907
Loan collateral in process of foreclosure	6,574			9,011
Goodwill and intangible assets	167,964			169,409
Other assets	61,772			57,139
Total non-interest-earning assets	132,671			192,696
Total assets	$3,098,912			$2,846,959
Interest-bearing liabilities
Deposits and federal reserve borrowings	$2,264,690	$67,856	4.01%	$2,064,744	$59,725	3.87%
Privately placed notes	166,500	10,777	8.65	146,500	9,516	8.68
SBA debentures and borrowings	75,300	2,493	4.43	72,325	2,247	4.15
Trust preferred securities	33,000	1,524	6.17	33,000	1,682	6.81
Total interest-bearing liabilities	2,539,490	82,650	4.35	2,316,569	73,170	4.22
Non-interest-bearing liabilities
Deferred tax liability	19,127			19,686
Other liabilities (1)	27,886			32,380
Total non-interest-bearing liabilities	47,013			52,066
Total liabilities	2,586,503			2,368,635
Non-controlling interest	105,321			93,420
Total stockholders’ equity	407,088			384,904
Total liabilities and stockholders’ equity	$3,098,912			$2,846,959
Net interest income		$169,685			$160,467
Net interest margin			7.65%			8.07%

(1)
Includes deferred financing costs of $9.9 million and $9.0 million as of September 30, 2026 and 2025.

For the three months ended September 30, 2026, our total loans yielded 11.87%, as compared to 12.39% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, our total loans yielded 12.09%, as compared to 12.23% for the nine months ended September 30, 2025. The decrease reflects, on average, a somewhat lower interest rate charged on loans originated in the current year as we have lowered rates in an effort to be more competitive with market rates and attract borrowers who are more likely to perform better through varying economic cycles as well as the greater proportion of home improvement loans in our portfolio. The weighted average FICO score, measured at origination, of our recreation loans outstanding was 686 as of September 30, 2026, compared to 685 as of September 30, 2025. We use weighted average FICO scores as an indicator of portfolio risk. At the beginning of 2026, we reduced the rate charged on our recreation loans to improve our loss adjusted yield. During the three months ended September 30, 2026, we wrote new recreation loans at an average rate of 14.74% compared to 15.77% in the prior year period, as we reduced our origination rate to be more in line with our competition. We also reduced the rate charged on certain home improvement loans during the nine months ended September 30, 2026, seeking to be more competitive in specific segments of the market and generate an improved risk-adjusted return.

Our debt, with certificates of deposit being our largest source, funds our growing lending business. Our average interest cost for the three and nine months ended September 30, 2026 was 4.45% and 4.35%, up 17 and 13 basis points, from the three and nine months ended September 30, 2025, due to the higher interest rate environment experienced over the past several years, particularly the higher cost associated with issuing brokered certificates of deposit. To the extent that prevailing market interest rates remain at current levels, we expect our cost of funds to continue to increase as we issue new certificates of deposit to replace maturing certificates of deposit and fund our growth. During the three months ended September 30, 2026, we issued certificates of deposit for 36 months at rates as high as 4.43% and for 60 months at rates as high as 4.38%. Additionally, during the quarter, we expanded our retail certificates and savings deposits to $218.0 million as we seek alternative borrowings that provide a lower cost of funds from our traditional brokered deposits.

RATE/VOLUME ANALYSIS

The following tables present the change in interest income and expense due to changes in the average balances (volume) and average rates, calculated for the periods indicated.

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$1,013	$(346)	$667	$43	$(121)	$(78)
Investment securities	71	15	86	52	(8)	44
Loans
Recreation	7,933	(521)	7,412	1,535	588	2,123
Home improvement	2,853	(1,903)	950	186	1,260	1,446
Commercial	(171)	(944)	(1,115)	676	(139)	537
Taxi medallion	(16)	(20)	(36)	(99)	17	(82)
Strategic partnerships	139	16	155	385	(13)	372
Total loans	$10,738	$(3,372)	$7,366	$2,683	$1,713	$4,396
Total interest-earning assets	$11,822	$(3,703)	$8,119	$2,778	$1,584	$4,362
Interest-bearing liabilities
Deposits	3,691	805	4,496	(122)	1,431	1,309
Privately placed notes	962	57	1,019	54	(11)	43
SBA debentures and borrowings	(62)	21	(41)	69	76	145
Trust preferred securities	—	(48)	(48)	—	(84)	(84)
Total interest-bearing liabilities	$4,591	$835	$5,426	$1	$1,412	$1,413
Net	$7,231	$(4,538)	$2,693	$2,777	$172	$2,949

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change	Increase (Decrease) In Volume	Increase (Decrease) In Rate	Net Change
Interest-earning assets
Interest earning cash and cash equivalents	$2,004	$(1,302)	$702	$11	$(296)	$(285)
Investment securities	184	89	273	143	19	162
Loans
Recreation	16,726	254	16,980	11,903	367	12,270
Home improvement	3,776	(2,425)	1,351	2,995	3,256	6,251
Commercial	127	(1,296)	(1,169)	957	(610)	347
Taxi medallion	(100)	138	38	(270)	20	(250)
Strategic partnerships	358	165	523	1,004	(45)	959
Total loans	$20,887	$(3,164)	$17,723	$16,589	$2,988	$19,577
Total interest-earning assets	$23,075	$(4,377)	$18,698	$16,743	$2,711	$19,454
Interest-bearing liabilities
Deposits	5,991	2,140	8,131	3,026	6,229	9,255
Privately placed notes	1,295	(34)	1,261	396	35	431
SBA debentures and borrowings	98	148	246	(13)	95	82
Trust preferred securities	—	(158)	(158)	—	(259)	(259)
Total interest-bearing liabilities	$7,384	$2,096	$9,480	$3,409	$6,100	$9,509
Net	$15,691	$(6,473)	$9,218	$13,334	$(3,389)	$9,945

During the three and nine months ended September 30, 2026, the increase in interest income over the prior year period was mainly driven by the increase in the size of the consumer loan portfolios, both recreation loans and home improvement loans, despite a decrease in overall yield on interest-earning assets as we have reduced our rates in an effort to seek better performing credit and borrowers. The increase in interest expense was driven by an increase in borrowing costs, primarily due to the increase in deposits as older deposits mature and are replaced at current market rates, as well as an overall increase in borrowings.

Our interest expense is driven by the interest rates payable on our bank certificates of deposit, privately placed notes, fixed-rate, long-term debentures issued to the SBA, trust preferred securities, and has historically included credit facilities with banks and other short-term notes payable. The Bank issues brokered time certificates of deposit, non-brokered time deposits and high yield savings accounts, which are, on average, our lowest borrowing costs. The Bank is able to bid on these deposits at a variety of maturity options, which allows for more flexible interest rate management strategies.

Our cost of funds is primarily driven by the rates paid on our various borrowings and changes in the levels of average borrowings outstanding. See Note 5 to the consolidated financial statements for details on the terms of our outstanding debt.

We measure our borrowing costs as our aggregate interest expense for all of our interest-bearing liabilities divided by the average amount of such liabilities outstanding during the period. The above tables present the average borrowings and related borrowing costs for the three and nine months ended September 30, 2026 and 2025. We expect our borrowing costs to further increase as we take deposits and borrow other funds, including the private placement completed in April 2026, at the current prevailing rates.

We have sought SBA funding through Medallion Capital to the extent it offers attractive rates. SBA financing subjects recipients to limits on the amount of secured bank debt they may incur. We have used SBA funding to fund loans that qualify under the SBIA and SBA regulations. As of September 30, 2026, SBA borrowings were less than 3% of total borrowed funds. In February 2024, we obtained an $18.5 million commitment from the SBA, all of which had been utilized as of September 30, 2026. We currently are not able to obtain new commitments from the SBA.

In 2025, the SBA informed Medallion Capital that it needs to have Medallion Capital’s management team reviewed through the SBA’s licensing division; until successful completion of that review, Medallion Capital was not deemed by the SBA to have a qualified management team. Medallion Capital submitted a management team for review through the SBA’s licensing division on March 31, 2026 and on the same day, the SBA notified Medallion Capital that it has declared an event of default with respect to outstanding debentures and directed Medallion Capital, within 120 days, to identify and submit at least one qualified candidate for consideration as a full-time principal and investment committee member of Medallion Capital. In April 2026, Medallion Capital submitted two candidates to the SBA for its consideration. On June 3, 2026, the SBA notified Medallion Capital that Medallion Capital’s submission of two candidates cures the previously disclosed event of default, subject to the satisfactory completion of the candidates’ background checks. On June 11, 2026, the SBA notified Medallion Capital that there was a satisfactory completion of such background checks, which cured the previously disclosed event of default with respect to its outstanding SBA debentures. The SBA’s notice and event of default did not trigger any cross-default clauses in any of our debt arrangements. In subsequent discussions with the SBA, the SBA has indicated that Medallion Capital must supplement its submission for purposes of obtaining new and future commitments for debenture financing by identifying and submitting one additional qualified candidate for consideration. Medallion Capital is currently in the process of identifying such an additional qualified candidate for submission.

At September 30, 2026 and 2025, adjustable rate debt constituted less than 2% of total debt and was comprised solely of our trust preferred securities borrowings.

LOANS

Loans are reported at the principal amount outstanding, inclusive of deferred loan acquisition costs, primarily consisting of deferred fees paid to loan originators, which are amortized to interest income over the life of the loan. For the three and nine months ended September 30, 2026, there was significant growth in the recreation lending and home improvement lending segments, as compared to the prior year.

The following tables present the activity of the gross loans and loans held for sale for the three and nine months ended September 30, 2026.

Three Months Ended September 30, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2026	$1,760,297	$885,599	$126,177	$1,293	$21,376	$2,794,742
Loan originations	198,204	146,269	—	—	259,414	603,887
Principal receipts, sales, and maturities	(85,162)	(81,950)	(7,754)	(37)	(265,557)	(440,460)
Charge-offs	(21,212)	(4,581)	—	(13)	—	(25,806)
Transfer to loan collateral in process of foreclosure, net	(3,025)	—	—	(34)	—	(3,059)
Amortization of origination fees and costs, net	(4,126)	428	14	—	—	(3,684)
Origination fees and costs, net	7,982	1,738	—	—	—	9,720
Paid-in-kind interest	—	—	254	—	—	254
Gross loans – September 30, 2026	$1,852,958	$947,503	$118,691	$1,209	$15,233	$2,935,594

Nine Months Ended September 30, 2026 (Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2025	$1,617,221	$810,237	$123,068	$1,179	$15,144	$2,566,849
Loan originations	569,221	339,311	7,134	266	676,496	1,592,428
Principal receipts, sales, and maturities	(271,356)	(193,614)	(12,172)	(151)	(676,407)	(1,153,700)
Charge-offs	(62,208)	(13,097)	(74)	(51)	—	(75,430)
Transfer to loan collateral in process of foreclosure, net	(9,061)	—	—	(34)	—	(9,095)
Amortization of origination fees and costs, net	(12,061)	1,679	34	—	—	(10,348)
Origination fees and costs, net	21,202	2,987	(143)	—	—	24,046
Paid-in-kind interest	—	—	844	—	—	844
Gross loans – September 30, 2026	$1,852,958	$947,503	$118,691	$1,209	$15,233	$2,935,594

The following tables present the activity of the gross loans and loans held for sale for the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – June 30, 2025	$1,546,252	$803,535	$121,415	$1,564	$12,285	$2,485,051
Loan originations	141,667	59,711	17,500	125	208,352	427,355
Principal receipts, sales, and maturities	(68,918)	(55,762)	(3,009)	(180)	(205,360)	(333,229)
Charge-offs	(16,844)	(3,840)	(1,103)	—	—	(21,787)
Transfer to loan collateral in process of foreclosure, net	(2,508)	—	—	—	—	(2,508)
Amortization of origination fees and costs, net	(3,768)	1,040	3	—	—	(2,725)
Origination fees and costs, net	7,288	(681)	—	—	—	6,607
Paid-in-kind interest	—	—	317	—	—	317
Gross loans – September 30, 2025	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
(1)
Includes loans held for sale and loans held for investment.

Nine Months Ended September 30, 2025 (Dollars in thousands)	Recreation (1)	Home Improvement	Commercial	Taxi Medallion	Strategic Partnership	Total
Gross loans – December 31, 2024	$1,543,243	$827,211	$111,273	$1,909	$7,386	$2,491,022
Loan originations	371,289	162,760	36,575	197	513,229	1,084,050
Principal receipts, sales, and maturities	(253,630)	(173,753)	(12,320)	(582)	(505,338)	(945,623)
Charge-offs	(53,391)	(13,018)	(1,233)	(15)	—	(67,657)
Transfer to loan collateral in process of foreclosure, net	(8,353)	—	—	—	—	(8,353)
Amortization of origination fees and costs, net	(10,995)	3,329	26	—	—	(7,640)
Origination fees and costs, net	15,006	(2,526)	—	—	—	12,480
Paid-in-kind interest	—	—	802	—	—	802
Gross loans – September 30, 2025	$1,603,169	$804,003	$135,123	$1,509	$15,277	$2,559,081
(1)
Includes loans held for sale and loans held for investment.

The following table presents the maturities and sensitivity to change in interest rates for our loans as of September 30, 2026.

	Loan Maturity
(Dollars in thousands)	Within 1 year	After 1 to 5 years	After 5 to 15 years	After 15 years	Total
Fixed-rate	$29,227	$235,767	$2,165,810	$438,930	$2,869,734
Recreation	5,034	100,818	1,591,494	91,214	1,788,560
Home improvement	2,193	26,611	569,265	347,716	945,785
Commercial	6,379	107,517	5,051	—	118,947
Strategic partnerships	15,233	—	—	—	15,233
Taxi medallion	388	821	—	—	1,209
Adjustable-rate	$137	$—	$—	$—	$137
Recreation	137	—	—	—	137
Home improvement	—	—	—	—	—
Commercial	—	—	—	—	—
Taxi medallion	—	—	—	—	—
Total loans (1)	$29,364	$235,767	$2,165,810	$438,930	$2,869,871
(1)
Excludes $65.7 million of capitalized loan origination costs.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level estimated by management to absorb expected future losses in the portfolios. As of September 30, 2026 and December 31, 2025, the allowance totaled $133.9 million and $114.8 million, which represented 4.58% and 4.50% of total loans held for investment. The provision for credit losses was $30.8 million and $75.5 million for the three and nine months ended September 30, 2026 compared to $18.6 million and $62.1 million for the three and nine months ended September 30, 2025 as a result of growth in our consumer loan portfolios, loan losses, fluctuation in delinquencies, and adjustments to forecasts in our consumer loan portfolios along with lower recoveries on taxi medallion loans.

During the three and nine months ended September 30, 2026, we recognized provisions of $1.0 million and $2.2 million related to specific commercial loans. Provisions and the correlated allowance for credit losses of commercial loans are assessed on specific indicators, such as, the underlying borrower not performing as expected and consideration of the current economic environment and economic policies which impact, or are likely to impact, the borrower's underlying business operations.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2026.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2025	$85,956	$19,563	$9,052	$218	$114,789
Charge-offs	(22,491)	(4,351)	—	(38)	(26,880)
Recoveries	4,820	1,465	5	21	6,311
Provision (benefit) for credit losses	18,445	3,618	459	(46)	22,476
Balance at March 31, 2026	86,730	20,295	9,516	155	116,696
Charge-offs	(18,505)	(4,165)	(74)	—	(22,744)
Recoveries	5,158	1,276	—	42	6,476
Provision (benefit) for credit losses	17,501	4,066	774	(68)	22,273
Balance at June 30, 2026	90,884	21,472	10,216	129	122,701
Charge-offs	(21,212)	(4,581)	—	(13)	(25,806)
Recoveries	4,954	1,283	5	(11)	6,231
Provision (benefit) for credit losses	23,515	6,320	972	(38)	30,769
Balance at September 30, 2026	$98,141	$24,494	$11,193	$67	$133,895
(1)
As of September 30, 2026, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $161.7 million, including $98.1 million related to loans secured by New York taxi medallions, some of which may represent collection opportunities for us.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025.

(Dollars in thousands)	Recreation	Home Improvement	Commercial	Taxi Medallion (1)	Total
Balance at December 31, 2024	$71,102	$20,536	$5,190	$540	$97,368
Charge-offs	(20,274)	(4,227)	(130)	(15)	(24,646)
Recoveries	3,860	1,095	—	675	5,630
Provision (benefit) for credit losses	16,870	2,845	3,114	(815)	22,014
Balance at March 31, 2025	71,558	20,249	8,174	385	100,366
Charge-offs	(16,273)	(4,951)	—	—	(21,224)
Recoveries	4,419	1,190	10	573	6,192
Provision (benefit) for credit losses	15,336	3,934	2,912	(620)	21,562
Balance at June 30, 2025	75,040	20,422	11,096	338	106,896
Charge-offs	(16,844)	(3,840)	(1,103)	—	(21,787)
Recoveries	3,965	1,758	(10)	1,675	7,388
Provision (benefit) for credit losses	16,708	2,125	1,414	(1,691)	18,556
Balance at September 30, 2025	$78,869	$20,465	$11,397	$322	$111,053
(1)
As of September 30, 2025, cumulative net charge-offs of loans and loan collateral in process of foreclosure in the taxi medallion portfolio were $172.6 million, including $107.5 million related to loans secured by New York taxi medallions, some of which may represent recovery opportunities for the Company.

The following tables present the gross charge-offs for the three and nine months ended September 30, 2026, by the year of origination:

Three Months Ended September 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$1,089	$4,960	$4,705	$3,651	$3,249	$3,558	$21,212
Home improvement	219	995	693	1,161	997	516	4,581
Commercial	—	—	—	—	—	—	—
Taxi medallion	—	—	—	—	—	13	13
Total	$1,308	$5,955	$5,398	$4,812	$4,246	$4,087	$25,806

Nine Months Ended September 30, 2026 (Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Recreation	$1,201	$12,215	$14,194	$11,803	$10,408	$12,387	$62,208
Home improvement	316	1,794	2,417	3,754	2,788	2,028	13,097
Commercial	—	—	—	—	—	74	74
Taxi medallion	—	—	—	—	—	51	51
Total	$1,517	$14,009	$16,611	$15,557	$13,196	$14,540	$75,430

The following tables present the gross charge-offs for the three and nine months ended September 30, 2025, by the year of origination:

Three Months Ended September 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$774	$3,803	$4,041	$4,136	$1,975	$2,115	$16,844
Home improvement	26	957	929	1,109	358	461	3,840
Commercial	—	—	—	—	—	1,103	1,103
Taxi medallion	—	—	—	—	—	—	—
Total	$800	$4,760	$4,970	$5,245	$2,333	$3,679	$21,787

Nine Months Ended September 30, 2025 (Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Recreation	$785	$10,343	$11,665	$13,081	$6,014	$11,503	$53,391
Home improvement	26	2,905	4,135	3,303	1,429	1,220	13,018
Commercial	—	—	—	130	—	1,103	1,233
Taxi medallion	—	—	—	—	—	15	15
Total	$811	$13,248	$15,800	$16,514	$7,443	$13,841	$67,657

The following table presents the allowance for credit losses for loans held for investment, by type, as of September 30, 2026.

September 30, 2026 (Dollars in thousands)	Amount	Percentage of Allowance (1)	Allowance as a Percent of Loan Category (2)
Recreation	$98,141	73%	5.30%
Home improvement	24,494	18	2.59
Commercial	11,193	8	9.43
Taxi medallion	67	*	5.54
Total	$133,895	100%
(1)
Does not include loans held for sale which are carried at the lower of amortized cost or fair value for which an allowance for credit loss is not established.
(2)
As of September 30, 2026, total allowance for credit losses as a percentage of nonaccrual loans was 279%.

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
(2)
As of December 31, 2025, total allowance for credit losses as a percentage of nonaccrual loans was 281%.

(*) Less than 0.1%.

The following table presents the trend in loans 90 days or more past due as of the dates indicated.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Recreation	$11,874	0.4%	$12,856	0.5%
Home improvement	1,743	0.1	1,300	0.1
Commercial	15,897	0.6	10,274	0.4
Taxi medallion	—	—	41	*
Total loans 90 days or more past due	$29,514	1.0%	$24,471	1.0%
(1)
Percentages are calculated against the total loan portfolio.

(*) Less than 0.1%.

As of September 30, 2026, taxi medallion loans in the process of foreclosure included 231 taxi medallions in the New York City market, 186 taxi medallions in the Chicago market, 19 taxi medallions in the Newark market, and 31 taxi medallions in various other markets.

SEGMENT RESULTS

We manage our financial results under four operating segments; recreation lending, home improvement lending, commercial lending, and taxi medallion lending. We also present results for a non-operating segment, corporate and other investments.

Recreation Lending

Recreation lending is a return-oriented business focused on originating prime and non-prime recreation loans which is a significant source of income for us, accounting for 69% and 68% of our interest income for the three and nine months ended September 30, 2026 and 66% for both the three and nine months ended September 30, 2025.

We maintain relationships with approximately 3,500 dealers and financial service providers, or FSPs, not all of which are active at any one time. FSPs are entities that provide finance and insurance, or F&I, services to small dealers that do not have the desire or ability to provide F&I services themselves. The ability of FSPs to aggregate the financing and relationship management for many small dealers makes them valuable. We receive approximately half of our loan volume from dealers and the other half from FSPs. Our top ten relationships were responsible for 38% and 39% of recreation lending’s new loan originations for the nine months ended September 30, 2026 and 2025. The percentage of new loan originations by the top ten dealers and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The recreation loan portfolio consists of thousands of geographically distributed loans with an average loan size of approximately $23,000 as of September 30, 2026. The loans are fixed rate with an average term at origination of approximately 15 years. The weighted average maturity of our loans outstanding as of September 30, 2026 is approximately 12 years.

The loans are secured primarily by RVs, boats, and collector cars, with RV loans making up 53% of the portfolio, boat loans making up 22%, and collector car loans making up 13% of the portfolio as of September 30, 2026, compared to 54%, 21%, and 12% as of September 30, 2025. Recreation loans are made to borrowers residing nationwide, with the highest concentrations as of September 30, 2026 in Texas and Florida at 17% and 9% of loans outstanding, compared to 16% and 13% at September 30, 2025, and with no other states at or above 10%. As of September 30, 2026 and September 30, 2025, the weighted average FICO scores, measured at origination, of our recreation loans outstanding were 686 and 685. The weighted average FICO scores at the time of origination for the loans funded in the nine months ended September 30, 2026 and 2025 were 688 in both periods.

As of September 30, 2026, the recreation loan portfolio was $1.9 billion, with the average interest rate decreasing 16 basis points to 15.01% from a year ago. Additionally, the allowance for credit losses increased 24% from September 30, 2025, primarily reflecting overall growth in the portfolio.

During the three and nine months ended September 30, 2026, we originated $198.2 million and $569.2 million in recreation loans, compared to $141.7 million and $371.3 million for the three and nine months ended September 30, 2025. Increased origination volumes reflect strong consumer demand and increased marketing efforts, along with pricing changes intended to generate stronger credit, which we believe will perform better during all phases of the economic cycle. The following table presents quarterly originations for 2026, 2025, and 2024.

(Dollars in thousands)	2026	2025	2024
First Quarter	$142,548	$86,833	$105,765
Second Quarter	228,469	142,789	209,563
Third Quarter	198,204	141,667	139,105
Fourth Quarter	—	97,178	72,201
Year Ended	$569,221	$468,467	$526,634

As of September 30, 2026, 36% of the recreation loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the nine months ended September 30, 2026 and years ended December 31, 2025 and 2024.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
September 30, 2026	$569,221	$202,716	36%
December 31, 2025	468,467	169,498	36
December 31, 2024	526,634	185,334	35

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$60,977	$53,565	$172,112	$155,132
Total interest expense	17,952	13,487	48,109	38,382
Net interest income	43,025	40,078	124,003	116,750
Provision for credit losses	23,515	16,708	59,461	48,914
Net interest income after credit loss provision	19,510	23,370	64,542	67,836
Other income, net	350	87	1,793	1,853
Other expenses:
Salaries	3,999	3,475	12,177	10,125
Loan servicing fees and collection costs	4,492	3,781	13,733	11,019
Other costs	3,245	2,838	9,192	8,950
Net income before taxes	8,124	13,363	31,233	39,595
Income tax provision	(2,708)	(4,027)	(10,712)	(12,296)
Net income after taxes	$5,416	$9,336	$20,521	$27,299
Balance Sheet Data
Total loans, gross (1)			$1,852,958	$1,603,169
Allowance for credit losses			98,141	78,869
Total loans, net			1,754,817	1,524,300
Total assets			1,779,045	1,546,505
Total segment borrowings			1,461,628	1,258,773
Selected Financial Ratios
Return on average assets	1.24%	2.44%	1.65%	2.42%
Return on average equity	7.87	13.69	10.08	14.21
Interest yield	13.32	13.45	13.39	13.37
Net interest margin	9.40	10.06	9.65	10.06
Reserve coverage (2)	5.30	5.10	5.30	5.10
Delinquency status (3)	0.66	0.57	0.66	0.57
Charge-off ratio (4)	3.55	3.23	3.68	3.58
(1)
Inclusive of both loans held for investment and loans held for sale.
(2)
Allowance for credit loss as a percent of loans held for investment and excludes loans held for sale.
(3)
Loans 90 days or more past due as a percent of total loans.
(4)
The charge-off ratio in the recreation lending segment was 3.36% and 3.74% for the three and nine months ended September 30, 2025 when excluding loans held for sale.

Home Improvement Lending

The home improvement lending segment works with contractors and FSPs to finance home improvements and is concentrated in swimming pools, roofs, and windows at 46%, 23%, and 9% of total home improvement loans outstanding as of September 30, 2026, as compared to 31%, 29%, and 11% as of September 30, 2025, with no other collateral types at or above 10%. Home improvement loans are made to borrowers residing nationwide, with the highest concentrations in Florida and Texas representing 15% and 15% of loans outstanding as of September 30, 2026, with each such state representing 13% and 12% as of September 30, 2025 and no other states at or above 10%. As of September 30, 2026 and 2025, the weighted average FICO scores, measured at origination, of our home improvement loans outstanding, were 768 and 767. The weighted average FICO scores at the time of origination for the loans funded in the nine months ended September 30, 2026 and 2025 were 773 and 779.

A large proportion of our home improvement-financed sales are facilitated by contractor salespeople with limited financing backgrounds rather than by contractor employees who provide F&I services. The result is contractor demand for financing services that facilitate an in-home transaction (e.g., digital tools, including mobile applications for phone or tablet, support for E-SIGN compliant electronic signatures, and extended operating hours), and additional resources for the salesperson throughout the financing process. We currently maintain relationships with approximately 800 contractors and/or FSPs. Our top ten contractors and FSP relationships were responsible for 82% of home improvement lending’s new loan originations for the nine months ended September 30, 2026. The percentage of new loan originations by the top ten contractor and/or FSP relationships is a measure of concentration, which management uses to determine whether to undertake diversification efforts, and which provides investors with information about origination concentration.

The home improvement loan portfolio consists of tens of thousands of geographically distributed loans with an average loan size of approximately $26,500 as of September 30, 2026. The loans are fixed rate with an average term at origination, for loans originated in the current year of approximately 17 years. The weighted average maturity of our loans outstanding as of September 30, 2026 was approximately 14 years.

As of September 30, 2026, the home improvement portfolio totaled $947.5 million, with an allowance for credit losses of $24.5 million. The average interest rate charged on our loans decreased 35 basis points to 9.52% at September 30, 2026 from a year ago due to increased loan originations for swimming pool loans during the nine months ended September 30, 2026.

During the three and nine months ended September 30, 2026, we originated $146.3 million and $339.3 million of home improvement loans, compared to $59.7 million and $162.8 million for the three and nine months ended September 30, 2025. The higher origination volumes reflect strong consumer demand and increased price competitiveness to attract swimming pool loan volume as we seek to originate loans that we believe will perform better during all phases of the economic cycle. The following table presents quarterly originations for 2026, 2025, and 2024.

(Dollars in thousands)	2026	2025	2024
First Quarter	$64,402	$48,796	$51,576
Second Quarter	128,640	54,253	67,990
Third Quarter	146,269	59,711	96,545
Fourth Quarter	—	61,718	82,531
Year Ended	$339,311	$224,478	$298,642

As of September 30, 2026, less than 1% of the home improvement loan portfolio were non-prime receivables with obligors who do not qualify for conventional consumer finance products as a result of, among other things, adverse credit history. The following table presents non-prime originations in comparison to total originations for the nine months ended September 30, 2026 and years ended December 31, 2025 and 2024.

(Dollars in thousands)	Total Originations	Non-prime Originations	Non-prime Originations (%)
September 30, 2026	$339,311	$—	—%
December 31, 2025	224,478	65	*
December 31, 2024	298,642	586	*

(*) Less than 1%.

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$21,403	$20,453	$61,708	$60,357
Total interest expense	8,406	7,344	23,049	21,633
Net interest income	12,997	13,109	38,659	38,724
Provision for credit losses	6,320	2,125	14,004	8,904
Net interest income after credit loss provision	6,677	10,984	24,655	29,820
Other income, net	1,461	2	1,471	7
Other expenses:
Salaries	2,085	2,170	6,549	6,523
Loan servicing fees and collection costs	1,182	985	3,592	2,955
Other costs	1,789	1,436	4,765	4,807
Net income before taxes	3,082	6,395	11,220	15,542
Income tax provision	(1,029)	(1,943)	(3,848)	(4,827)
Net income after taxes	$2,053	$4,452	$7,372	$10,715
Balance Sheet Data
Total loans, gross			$947,503	$804,003
Allowance for credit losses			24,494	20,465
Total loans, net			923,009	783,538
Total assets			929,740	788,764
Total segment borrowings			763,856	642,012
Selected Financial Ratios
Return on average assets	0.90%	2.24%	1.16%	1.80%
Return on average equity	5.80	12.59	7.10	10.57
Interest yield	9.17	10.11	9.55	9.95
Net interest margin	5.57	6.48	5.98	6.38
Reserve coverage (1)	2.59	2.55	2.59	2.55
Delinquency status (2)	0.18	0.16	0.18	0.16
Charge-off ratio (3)	1.42	1.03	1.41	1.48
(1)
Allowance for credit losses as a percent of loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of average loans held for investment.

Commercial Lending

We originate both senior and subordinated loans nationwide to businesses in a variety of industries, with California, Wisconsin, and New York having 17%, 15%, and 12% of the segment portfolio, and no other states having a concentration at or above 10%. These mezzanine loans are primarily secured by a second position on all assets of the businesses and generally range in amount from $2.5 million to $6.0 million at origination, and typically include an equity component as part of the financing. These equity components, although a small portion of the overall financing, have the potential to generate significant yield enhancement when the underlying portfolio company enters a capital transaction. During the three and nine months ended September 30, 2026, net loss of $0.2 million and net gains of $0.3 million was recognized with respect to these equity investments. The commercial lending business has concentrations in manufacturing, wholesale trade, and construction, and making up 59%, 14%, and 10% of the loans outstanding as of September 30, 2026. We did not originate any commercial loans during the three months ended September 30, 2026, and we originated $7.1 million during the nine months ended September 30, 2026, compared to $17.5 million and $36.6 million originated during the three and nine months ended September 30, 2025.

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2026 and 2025. The commercial segment encompasses the mezzanine lending business, and the other legacy commercial loans (immaterial to total) have been allocated to corporate and other investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$3,169	$4,227	$10,123	$11,325
Total interest expense	1,471	1,252	4,234	3,462
Net interest income	1,698	2,975	5,889	7,863
Provision for credit losses	972	1,414	2,131	7,440
Net interest income after credit loss provision	726	1,561	3,758	423
Other (loss) income, net	(214)	260	471	16,260
Other expenses:
Salaries	902	1,133	2,707	3,349
Other costs	502	357	1,793	1,023
Net income (loss) before taxes	(892)	331	(271)	12,311
Income tax benefit (provision)	350	(50)	155	(3,823)
Net (loss) income after taxes	$(542)	$281	$(116)	$8,488
Balance Sheet Data
Total loans, gross			$118,691	$135,123
Allowance for credit losses			11,193	11,397
Total loans, net			107,498	123,726
Total assets			109,039	125,349
Total segment borrowings			89,584	102,027
Selected Financial Ratios
Return on average assets	(1.90)%	0.89%	(0.22)%	9.73%
Return on average equity	(11.35)	5.19	(1.32)	58.17
Interest yield	10.37	13.24	11.05	12.48
Net interest margin	5.44	9.05	6.43	8.69
Reserve coverage (1)	9.43	8.43	9.43	8.43
Delinquency status (2)	13.36	13.99	13.36	13.99
Charge-off (recovery) ratio (3)	(0.02)	3.38	0.07	1.36
(1)
Allowance for credit losses as a percent of gross loans.
(2)
Loans 90 days or more past due as a percent of total loans.
(3)
Net charge-offs as a percent of average loans held for investment.

	As of September 30,
	2026		2025
Geographic Concentrations (Dollars in thousands)	Total Gross Loans	% of Market	Total Gross Loans	% of Market
California	$20,526	17%	$33,350	25%
Wisconsin	17,791	15	10,723	8
New York	13,872	12	13,552	10
Other (1)	66,502	56	77,498	57
Total	$118,691	100%	$135,123	100%
(1)
Includes 12 other states, which were all under 10% as of September 30, 2026, and 13 other states, which were all under 10% as of September 30, 2025.

Taxi Medallion Lending

The taxi medallion lending segment operates in the New York City metropolitan area. During the three and nine months ended September 30, 2026, we continued to utilize a taxi medallion value of $79,500 in the New York City and Newark markets despite fluctuating transfer prices that have exceeded that value, with all other markets being valued at $0 at the end of the quarter. We continued to not recognize interest income with all loans being on nonaccrual (except for settled loans with interest being paid in excess of the loan balance), and by transferring underperforming loans from the portfolio to loan collateral in process of foreclosure with charge-offs to collateral value, once loans become more than 120 days past due.

During the three and nine months ended September 30, 2026, we collected $1.7 million and $5.3 million related to taxi medallion and related assets, which resulted in net recoveries and gains of $1.1 million and $3.6 million. The amount of cash collected as well as recoveries recorded vary greatly from period to period due to a wide variety of circumstances surrounding each of the underlying assets, and while we continue to focus on collection and recovery efforts, it is unlikely that there will be future collections at levels experienced in prior years.

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$55	$91	$281	$243
Total interest expense	34	16	93	66
Net interest income	21	75	188	177
Benefit for credit losses	(38)	(1,691)	(152)	(3,126)
Net interest income after credit loss benefit	59	1,766	340	3,303
Other income, net	1,113	1,781	3,562	3,373
Other expenses:
Salaries	679	509	2,098	1,742
Loan servicing fees and collection costs	112	36	170	287
Other costs	192	275	351	614
Net income before taxes	189	2,727	1,283	4,033
Income tax provision	(60)	(838)	(440)	(1,253)
Net income after taxes	$129	$1,889	$843	$2,780
Balance Sheet Data
Total loans, gross			$1,209	$1,509
Allowance for credit losses			67	322
Total loans, net			1,142	1,187
Total assets			4,801	5,204
Total segment borrowings			3,944	4,236

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

Commencing with the 2020 second quarter, the Bank began issuing loans related to its strategic partnership business, which is included within this segment. The associated activities of the strategic partnership business are currently limited to originating loans or other receivables facilitated by our strategic partners and selling those loans or receivables to our strategic partners or other third parties, without recourse, within a specified time after origination, such as three business days. Strategic partnership loans held for sale were $15.2 million as of September 30, 2026 and $15.3 million as of September 30, 2025, with originations of $259.4 million and $676.5 million during the three and nine months ended September 30, 2026 compared to $208.4 million and $513.2 million during the three and nine months ended September 30, 2025, with the increased origination volume driven by the overall growth in our four existing relationships and one new strategic partner added during the second quarter. A sixth strategic partner was added in September 2026.

The following table presents selected financial data and ratios as of and for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Selected Earnings Data
Total interest income	$3,286	$2,435	$8,111	$6,580
Total interest expense	2,648	2,986	7,165	9,627
Net interest income (expense)	638	(551)	946	(3,047)
Provision for credit losses	—	—	74	—
Other income, net	714	918	3,011	2,365
Other expenses:
Salaries	3,134	2,858	9,515	8,547
Loan servicing fees and collection costs	74	20	136	49
Other costs	1,579	829	4,515	3,016
Net loss before taxes	(3,435)	(3,340)	(10,283)	(12,294)
Income tax benefit	1,111	996	3,464	3,819
Net loss after taxes	$(2,324)	$(2,344)	$(6,819)	$(8,475)
Balance Sheet Data
Total loans			$15,233	$15,277
Total assets			538,019	434,565
Total segment borrowings			442,026	353,713

SUMMARY CONSOLIDATED FINANCIAL DATA

The table below presents our selected financial data for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on average assets	0.57%	1.88%	0.94%	1.91%
Return on average equity	3.64%	10.73%	5.69%	11.41%
Return on average stockholders' equity	2.36%	7.85%	4.86%	10.71%
Net interest margin, gross	7.34%	8.21%	7.65%	8.07%
Equity to assets (1)	16.40%	17.13%	16.40%	17.13%
Debt to equity (1) (2)	5x	4.8x	5x	4.8x
Net loans receivable to assets (3)	83%	84%	83%	84%
Net charge-offs	$19,575	$14,399	$56,412	$48,447
Net charge-offs as a % of average loans receivable (4)	2.69%	2.26%	2.77%	2.60%
Reserve coverage ratio (5)	4.58%	4.47%	4.58%	4.47%
(1)
Includes $151.3 million and $99.4 million related to non-controlling interests in consolidated subsidiaries as of September 30, 2026 and 2025.
(2)
Excludes deferred financing costs of $9.9 million and $9.0 million as of September 30, 2026 and 2025.
(3)
Includes both loans held for investment and loans held for sale.
(4)
Net charge-offs as a percent of average loans held for investment.
(5)
Allowance for credit losses as a percent of loans held for investment. Loans held for sale are carried at the lesser of amortized cost or fair value, do not have an allowance for credit losses, and are excluded from this calculation.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

Net income attributable to Medallion Financial Corp. was $2.4 million and $14.8 million, or $0.10 and $0.61 per diluted share, for the three and nine months ended September 30, 2026, compared to $7.8 million and $30.8 million, or $0.32 and $1.28 per diluted share, for the three and nine months ended September 30, 2025.

Total interest income was $88.9 million and $252.3 million for the three and nine months ended September 30, 2026, compared to $80.8 million and $233.6 million for the three and nine months ended September 30, 2025. The 10% and 8% increases in interest income from the prior periods reflect the continued growth in our recreation and home improvement lending segments, with those loan portfolios growing 16% and 18% from a year ago. Our average yield on our loans was 11.87% and 12.09% for the three and nine months ended September 30, 2026, compared to 12.39% and 12.23% for the three and nine months ended September 30, 2025. The decrease reflects, on average, a somewhat lower interest rate charged on loans originated in the current year as we have lowered rates in an effort to be more competitive with market rates as well as attract borrowers who are more likely to perform better through varying economic cycles.

Loans, inclusive of loans held for sale, were $2.936 billion as of September 30, 2026, comprised of recreation ($1.853 billion), home improvement ($947.5 million), commercial ($118.7 million), strategic partnership ($15.2 million), and taxi medallion ($1.2 million) loans. We had an allowance for credit losses as of September 30, 2026 of $133.9 million, which was attributable to recreation (73%), home improvement (18%), commercial (8%), and taxi medallion (less than 1%) loans.

Loans increased $140.9 million, or 5% during the quarter and increased $368.7 million, or 14%, since December 31, 2025. Originations for the three and nine months ended September 30, 2026 were $603.9 million and $1.592 billion compared to $427.4 million and $1.084 billion for the three and nine months ended September 30, 2025. Originations for the three and nine months ended September 30, 2026 included $259.4 million and $676.5 million of strategic partnership program loans, compared to $208.4 million and $513.2 million of strategic partnership program loans for the three and nine months ended September 30, 2025. Originations increased in both of our consumer lending segments in the current quarter from the prior year quarter, with recreation loan originations increasing 40% and home improvement loan originations increasing 145% as we expanded both programs as part of our growth strategy described above.

The provision for credit losses was $30.8 million and $75.5 million for the three and nine months ended September 30, 2026, compared to $18.6 million and $62.1 million for the three and nine months ended September 30, 2025. The provision for the three and nine months ended September 30, 2026 included net charge-offs of $19.6 million and $56.4 million, compared to $14.4 million and $48.4 million in the prior year periods, with recreation loans accounting for $16.3 million and $47.3 million compared to $12.9 million and $41.1 million in the prior year. Credit provisions were $1.0 million and $2.2 million for commercial loans for the three and nine months ended September 30, 2026, compared to $1.4 million and $7.4 million for the three and nine months ended September 30, 2025. The provision for credit losses for the three and nine months ended September 30, 2026 reflected the impact of growth of our consumer loan portfolio, particularly the recreation loan portfolio, which grew 5% during the quarter and 15% during the nine month period, and which required an allowance for credit losses of approximately $5.6 million and $14.2 million for the three and nine months ended September 30, 2026. Additionally, fluctuations in portfolio aging and other economic factors caused us to adjust our allowance coverage ratios. These fluctuations resulted in an approximate $4.7 million increase in calculated allowance for credit loss which in turn resulted in an increase in the provision for credit loss during the quarter, with the allowance for credit loss increasing from 5.16% to 5.30% during the quarter for recreation loans and increasing from 2.42% to 2.59% for home improvement loans. Net charge-offs in the recreation loan portfolio, excluding loans held for sale, continued to be elevated from historic norms, and were 3.55% and 3.68% for the three and nine months ended September 30, 2026 compared to 3.36% and 3.74% for the three and nine months ended September 30, 2025. For home improvement loans, net charge offs were 1.42% and 1.41% for the three and nine months ended September 30, 2026 compared to 1.03% and 1.48% for the three and nine months ended September 30, 2025. As of September 30, 2026, current loans (those less than 30 days past due) were 95.13% and 98.91% of the recreation and home improvement loan portfolios, compared to 95.21% and 99.08% at September 30, 2025. Charge-off activity and loan delinquency are two of the more prominent indicators of future loss experience and thus have a significant impact on our determination of allowance for credit loss. See Note 4 of the accompanying consolidated financial statements for additional information on loans and allowance for credit losses.

Interest expense was $30.5 million and $82.7 million for the three and nine months ended September 30, 2026, compared to $25.1 million and $73.2 million for the three and nine months ended September 30, 2025, reflecting both higher average borrowings and higher average borrowing costs during the three and nine months ended September 30, 2026, with borrowing costs expected to remain elevated in the current interest rate environment. The average cost of borrowed funds was 4.45% and 4.35% for the three and nine months ended September 30, 2026, compared to 4.28% and 4.22% for the three and nine months ended September 30, 2025. The increases of 17 and 13 basis points over the prior year periods were largely attributable to the increased cost of newly issued certificates of deposit used both to fund our growth and to replace older maturing deposits with lower rates, with our average deposit costs increasing 15 and 14 basis points during the three and nine months to 4.09% and 4.01%. We expect our cost of funds to further increase as we replace upcoming deposit maturities with new issues. During the three months ended September 30, 2026, we issued certificates of deposit for 36 months at rates as high as 4.43% and for 60 months at rates as high as 4.38%. Average debt outstanding was $2.720 billion and $2.539 billion for the three and nine months ended September 30, 2026 up from $2.324 billion and $2.317 billion for the three and nine months ended September 30, 2025, as we increased our borrowings, particularly certificates of deposit to fund our loan growth. In addition, in April 2026, we issued $75.0 million aggregate principal amount of our 8.25% senior notes due 2031, which has increased our interest costs in the current quarter and will increase costs in the future.

Net interest income was $58.4 million and $169.7 million for the three and nine months ended September 30, 2026, an increase of 5% and 6% from $55.7 million and $160.5 million in the prior year period. The net interest margin before the impact of the allowance for credit losses was 7.34% and 7.65% for the three and nine months ended September 30, 2026, compared to 8.21% and 8.07% for the three and nine months ended September 30, 2025, reflecting the above, particularly our higher average cost of borrowing over the prior year periods. With the rates we charge on outstanding loans being fixed, and our average cost of funds increasing, our net interest margin has tightened. We continue to take steps to increase rates on newly originated consumer loans from those current levels charged since the beginning of 2026 in an effort to steady our net interest margin. Interest rate alone is not the only driver of changes in our net interest margin, and as our portfolio mix continues to shift, particularly with our higher credit home improvement loans becoming a larger portion of our overall loan portfolio, we expect further reductions in margin. The decrease in net interest margin reflects, on average, a somewhat lower interest rate charged on loans originated in the current year as we have lowered rates in an effort to be more competitive with market rates as well as attract borrowers who are more likely to perform better through varying economic cycles. This change will have a negative impact on our net interest margin to some extent; however, we believe that these changes were critical to improving credit losses over the long term.

Net other income, which is typically comprised of gains on equity investments, gains related to and in connection with the disposition of taxi medallion assets, gains on the sale of consumer loans, fees associated with our strategic partnership program, prepayment fees, servicing fee income, and late charges, was $3.4 million and $10.3 million for the three and nine months ended September 30, 2026, compared to $3.0 million and $23.9 million for the three and nine months ended September 30, 2025. Included in other income were gains from the sale of consumer loans, both recreation and home improvement, of $1.7 million and $3.0 million during the three and nine months ended September 30, 2026, compared to $0 and $1.3 million for the three and nine months ended September 30, 2025. Strategic partnership fees were $0.8 million and $2.7 million in the current year periods compared to $1.0 million and $2.5 million for the three and nine months ended September 30, 2025. Net gains on equity investments were a loss of $0.2 million and income of $0.3 million for the three and nine months ended September 30, 2026, compared to $0.3 million and $15.8 million for the three and nine months ended September 30, 2025. Additionally, for the three and nine months ended September 30, 2026, other income included $1.1 million and $3.5 million of gains on the disposition of taxi medallion assets.

Operating expenses were $24.0 million and $71.3 million for the three and nine months ended September 30, 2026, compared to $20.7 million and $63.0 million for the three and nine months ended September 30, 2025. Such amounts were inclusive of salaries and employee benefits of $10.8 million and $33.0 million during the current quarter and nine-month period, compared to $10.1 million and $30.3 million for the prior year periods, with the increase reflecting higher costs associated with a greater head count at our operating subsidiary, Medallion Bank, and higher equity compensation costs in the current nine month period. Additionally, other expenses were higher, particularly loan servicing expense and regulatory costs, reflecting our growing loan portfolio. We expect our operating expenses to further increase as we continue to build capacity as part of our growth strategy.

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

The following table presents our interest rate sensitivity gap at September 30, 2026. The principal amounts of interest earning assets are assigned to the time frames in which such principal amounts are contractually obligated to be repriced. We do not reflect any prepayment assumptions in preparing the analysis, despite historical average life experience being significantly shorter than contractual terms.

September 30, 2026 Cumulative Gap (1)
(Dollars in thousands)	Less Than 1 Year	More Than 1 and Less Than 2 Years	More Than 2 and Less Than 3 Years	More Than 3 and Less Than 4 Years	More Than 4 and Less Than 5 Years	More Than 5 and Less Than 6 Years	Thereafter	Total
Earning assets
Fixed-rate (2)	$29,227	$37,519	$42,794	$70,585	$84,869	$80,160	$2,524,580	$2,869,734
Adjustable rate (2)	137	—	—	—	—	—	—	137
Investment and equity securities	157	1,730	7,095	4,458	3,378	6,280	48,940	72,038
Cash and cash equivalents	243,056	—	—	—	—	—	—	243,056
Total earning assets	$272,577	$39,249	$49,889	$75,043	$88,247	$86,440	$2,573,520	$3,184,965
Interest bearing liabilities
Deposits (3)	$928,317	$566,803	$421,940	$258,312	$209,291	$—	$—	$2,384,663
Privately placed notes	—	92,750	—	—	75,000	—	22,500	190,250
SBA debentures and borrowings	2,000	1,250	1,250	3,000	8,500	—	55,000	71,000
Trust preferred securities	—	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	75,000	—	—	—	—	—	—	75,000
Strategic partner collateral deposits	7,125	—	—	—	—	—	—	7,125
Total liabilities	$1,012,442	$660,803	$423,190	$261,312	$292,791	$—	$110,500	$2,761,038
Interest rate gap	$(739,865)	$(621,554)	$(373,301)	$(186,269)	$(204,544)	$86,440	$2,463,020	$423,927
Cumulative interest rate gap	$(739,865)	$(1,361,419)	$(1,734,720)	$(1,920,989)	$(2,125,533)	$(2,039,093)	$423,927	$—
December 31, 2025 (4)	$(547,621)	$(590,262)	$(420,387)	$(100,477)	$(143,859)	$91,152	$2,092,209	$—
December 31, 2024 (4)	$(584,817)	$(456,813)	$(426,717)	$(114,216)	$(80,863)	$70,765	$1,930,856	$—
(1)
The ratio of the cumulative one-year gap to total interest rate sensitive assets was (23%) as of September 30, 2026, and was (20%) as of December 31, 2025.
(2)
Fixed and adjustable rate assets exclude $65.7 million of capitalized loan origination costs.
(3)
Excludes deferred financing costs of $9.9 million.
(4)
Excludes federal funds sold and investment securities.

Our trust preferred securities bear a variable rate of interest of the 90-day Secured Overnight Financing Rate, or SOFR, adjusted by a relevant spread adjustment of approximately 26 basis points plus 2.13%.

Our interest rate sensitive assets were $3.2 billion and interest rate sensitive liabilities were $2.8 billion at September 30, 2026. The one-year cumulative interest rate gap was a negative $739.9 million, or 23% of interest rate sensitive assets. We actively monitor the level of exposure with the goal that movements in interest rates not adversely and unexpectedly negatively affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our loan and investment securities portfolios.

Liquidity and Capital Resources

Our sources of liquidity include brokered certificates of deposit and other borrowings at the Bank, loan amortization and prepayments, private and public issuances of debt securities, participations or sales of loans to third parties, issuances of preferred securities at our subsidiaries, and the disposition of our other assets.

On September 30, 2026, the Bank closed a public offering of 2,200,000 additional shares of its Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series G, par value $1.00 per share, or Series G Preferred Stock, with an aggregate liquidation amount of $55,000,000 or $25 per share. The offering was a reopening of Medallion Bank's original issuance of its Series G Preferred Stock, which closed in May 2025.

On April 28, 2026, we issued and sold $75.0 million aggregate principal amount of senior unsecured notes to a group of institutional investors. The notes, which will mature on May 1, 2031, bear a fixed interest rate of 8.25% per year, paid semi-annually.

In February 2026, we repaid, at maturity, $31.25 million aggregate principal amount of our February 2021 privately placed notes.

In February 2026, we repaid $11.5 million of SBA debentures, which had a maturity date of March 1, 2026 and in August 2026 we repaid, in full, $2.5 million of SBA debentures, which had a maturity date of September 1, 2026. We currently do not have any commitments to access new debentures from the SBA.

In May 2025, the Bank closed an initial public offering of 3,100,000 shares of its Series G Preferred Stock, with a $77.5 million aggregate liquidation amount, or $25 per share, yielding net proceeds of $73.1 million. Dividends are payable quarterly from the date of issuance to, but excluding July 1, 2030, at a fixed rate equal to 9.00% per annum, and from and including July 1, 2030, during each reset period at a rate equal to the five-year U.S. Treasury rate plus a spread of 4.94% per annum.

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

In April 2023, the Bank began to originate retail savings deposits through a third-party service provider and, as of September 30, 2026, the Bank had $100.5 million in retail savings deposit balances.

In March 2023, the Bank established a discount window line of credit at the Federal Reserve. As of September 30, 2026, the Bank had $2.6 billion of consumer loans pledged as collateral to the Federal Reserve. The advance rate on the pledged loans is approximately 51% of book value, for a total of approximately $1.3 billion in secured borrowing capacity, of which $75.0 million was utilized as of September 30, 2026. The discount window facility is not committed, and any borrowings by the Bank from the discount window facility are at the discretion of the Federal Reserve. The weighted average interest rate on funds borrowed from the discount window was 4.00% as of September 30, 2026.

The Bank has borrowing arrangements with several correspondent banks. These agreements are accommodations that can be terminated at any time, for any reason, and allow the Bank to borrow up to $75.0 million. As of September 30, 2026, there was no amount outstanding with respect to these arrangements.

Subject to market conditions, the Bank may seek to issue one or more additional series of preferred stock in order to increase capital levels, grow the consumer loan portfolios or, depending on the size and other terms of any such issuance and subject to receipt of any required regulatory approvals, redeem some or all of its outstanding preferred stock. Any determination to seek to redeem some or all of the Bank’s outstanding preferred stock would be based on its actual and anticipated capital levels and capital deployment opportunities. There can be no assurance that the Bank will issue additional series of preferred stock or, if it does, that it will apply the proceeds to redeem any series of preferred stock. On July 1, 2025, the Bank redeemed its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, in its entirety, for an aggregate amount of $46.0 million, which resulted in a $3.5 million charge to earnings attributable to common stockholders upon the redemption.

The table below presents the components of our debt as of September 30, 2026, exclusive of deferred financing costs of $9.9 million. See Note 5 to the consolidated financial statements for details of the contractual terms of our borrowings.

(Dollars in thousands)	Balance	Percentage	Rate (2)
Deposits (1)	$2,384,663	86%	3.98%
Privately placed notes	190,250	7	8.31
SBA debentures and borrowings	71,000	3	4.15
Trust preferred securities	33,000	1	6.23
Federal reserve and other borrowings	75,000	3	4.00
Strategic partner collateral deposits	7,125	*	3.64
Total outstanding debt	$2,761,038	100%	4.30%
(1)
Excludes deferred financing costs of $9.9 million and $8.4 million as of September 30, 2026.
(2)
Weighted average contractual rate as of September 30, 2026.

(*) Less than 1%.

Our contractual obligations expire on or mature at various dates through August 2039. The following table presents our contractual obligations at September 30, 2026.

	Payments due by period
(Dollars in thousands)	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	4 – 5 years	More than 5 years	Total (1)
Borrowings
Deposits	$928,317	$566,803	$421,940	$258,312	$209,291	$—	$2,384,663
Privately placed notes	—	92,750	—	—	75,000	22,500	190,250
SBA debentures and borrowings	2,000	1,250	1,250	3,000	8,500	55,000	71,000
Trust preferred securities	—	—	—	—	—	33,000	33,000
Federal reserve and other borrowings	75,000	—	—	—	—	—	75,000
Strategic partner collateral deposits	7,125	—	—	—	—	—	7,125
Total outstanding borrowings	1,012,442	660,803	423,190	261,312	292,791	110,500	2,761,038
Operating lease obligations	1,040	1,979	2,000	2,021	1,983	9,019	18,042
Total contractual obligations	$1,013,482	$662,782	$425,190	$263,333	$294,774	$119,519	$2,779,080
(1)
Total debt is exclusive of deferred financing costs of $9.9 million as of September 30, 2026.

Approximately $1.7 billion of our borrowings have maturity dates during the next two years, a majority of which are brokered certificates of deposit that have no right of voluntary withdrawal.

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

We use a combination of long-term and short-term borrowings and equity capital to finance our lending and investing activities. Our long-term fixed-rate investments are financed primarily with fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We have analyzed the potential impact of changes in interest rates on net interest income. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity a hypothetical immediate 1% increase in interest rates would result in an increase to net income as of September 30, 2026 by $1.8 million on an annualized basis, and the impact of such an immediate increase of 1% over a one year period would have been a reduction in net income by $7.4 million at September 30, 2026. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size, and composition of the assets on the balance sheet, and other business developments that could affect net income from operations in a particular quarter or for the year taken as a whole. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The following table illustrates sources of available funds for us and each of our subsidiaries, and amounts outstanding under trust preferred securities and borrowings and their respective end of period weighted average interest rates at September 30, 2026. See Note 5 to the consolidated financial statements for additional information about each borrowing.

(Dollars in thousands)	Medallion Financial Corp.	Medallion Capital, Inc. (1)	Freshstart Venture Capital Corp.	Medallion Bank		September 30, 2026	December 31, 2025
Cash, cash equivalents and federal funds sold	$51,907	$17,113	$3,888	$170,148		$243,056	$201,564
Trust preferred securities (2)	33,000					33,000	33,000
Average interest rate	6.23%					6.23%	6.12%
Maturity	9/37					9/37	9/37
Privately placed notes	190,250					190,250	146,500
Average interest rate	8.31%					8.31%	8.12%
Maturity	12/27 - 8/39					12/27 - 8/39	2/26 - 8/39
SBA debentures & borrowings
Amounts available		—				—	—
Amounts outstanding		71,000				71,000	85,000
Average interest rate		4.15%				4.15%	3.98%
Maturity		3/27 - 9/35				3/27 - 9/35	3/26- 9/35
Brokered certificates of deposit				2,391,788	(3)	2,391,788	2,089,416
Average interest rate				3.98%		3.98%	3.87%
Maturity				10/26 - 9/31		10/26 - 9/31	1/26 - 12/30
Federal reserve and other borrowings				75,000		75,000	50,000
Average interest rate				4.00%		4.00%	3.75%
Maturity				N/A		N/A	N/A
Total cash	$51,907	$17,113	$3,888	$170,148		$243,056	$201,564
Total debt outstanding	$223,250	$71,000	$—	$2,466,788		$2,761,038	$2,403,916
(1)
Cash residing in the applicable SBIC and is generally not available for corporate use.
(2)
On October 21, 2026, the Company repurchased $15 million of the trust preferred securities for $11.2 million, inclusive of accrued distributions due as of that date.
(3)
Includes deposits of $7.1 million related to the strategic partnership business and $27.7 million related to listing services.

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

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the three months ended September 30, 2026, we repurchased 483,871 shares of our common stock at an aggregate price of $5.6 million. Accordingly, as of September 30, 2026, up to $1.2 million of shares remained authorized for repurchase under our stock repurchase program all of which had been utilized in October 2026.

On October 27, 2026, our board of directors approved a new stock repurchase plan with no expiration date, pursuant to which we are authorized to repurchase up to $40 million of our shares. Under the repurchase program, we may repurchase our outstanding shares of common stock from time to time in open market or privately-negotiated transactions, including accelerated share repurchase transactions, block trades, or pursuant to 10b5-1 trading plans. Any repurchases will be at management’s discretion and will be subject to market conditions, the price of the Company’s shares and other factors. The stock repurchase program may be modified, suspended or terminated by the board of directors at any time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in disclosure regarding quantitative and qualitative disclosures about market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a—15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, and have concluded that they are effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2022, our board of directors authorized a new stock repurchase program with no expiration date, pursuant to which we were authorized to repurchase up to $35 million of our shares, which was increased to $40 million on August 10, 2022, also with no expiration date. During the three months ended September 30, 2026, we repurchased 483,871 shares of our common stock at an aggregate price of $5.6 million. Accordingly, as of September 30, 2026, up to $1,166,647 of shares remained authorized for repurchase under our stock repurchase program, all of which was utilized in October 2026. On October 27, 2026, our board of directors approved a new stock repurchase plan with no expiration date, pursuant to which we are authorized to repurchase up to $40 million of our shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Amount Paid	Maximum Approximate Dollar Value of Shares that May Yet to Be Purchased under the Plans or Programs
January 1 - January 31	—	$—	—	$—	$14,406,534
February 1 - February 28	—	—	—	—	14,406,534
March 1 - March 31	—	—	—	—	14,406,534
April 1 - April 30	—	—	—	—	14,406,534
May 1 - May 31	193,108	9.55	193,108	1,844,580	12,561,954
June 1 - June 30	586,691	9.95	586,691	5,839,715	6,722,239
July 1 - July 31	—	—	—	—	6,722,239
August 1 - August 31	298,047	11.20	298,047	3,337,730	3,384,509
September 1 - September 30	185,824	11.94	185,824	2,217,862	1,166,647
Total	1,263,670	$10.48	1,263,670	$13,239,887	$1,166,647

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBITS

10.1

Purchase and Settlement Agreement, dated October 16, 2026, by and among Medallion Financial Corp., on the one hand, and, on the other hand, BIMIZCI Fund LLC and ZimCal Asset Management LLC.Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2026 (File No. 001-37747) and incorporated by reference herein.

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

MEDALLION FINANCIAL CORP.

Date:	November 5, 2026

By:	/s/ Andrew M. Murstein
Andrew M. Murstein
President, Chief Executive Officer, and Chief Operating Officer

By:	/s/ Anthony N. Cutrone
Anthony N. Cutrone
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant as principal financial and accounting officer.